Form 10-Q
period 1995-09-30
BUFFS N PUFFS LTD
filed 1995-11-09
CIK 350133

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                      COMMISSION FILE NO. 2-70345-NY.

                             BUFFS-N-PUFFS, LTD.
           (Exact name of Registrant as specified in its Charter)

                 NEVADA                                88-0182534
     (State or other jurisdiction of)               (I.R.S. Employer
      Incorporation or Organization)             Identification  Number)

                          6500 SOUTH STATE STREET
                          MURRAY, UTAH 84107-7219
                  (Address of Principal Executive Offices)

            Registrant's Telephone Number, including Area Code:
                               (801) 268-9280

                               Former Address:
                                    n/a
            Former Name, Former Address, and Former Fiscal Year,
                       if changed since last report

       Number of Shares Outstanding at the End of the Fiscal Quarter:
                      6,004,900 SHARES OF COMMON STOCK
       (Indicate Number of Shares Outstanding of Each Class of Common
                     Stock as of the end of the Quarter)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1)  Yes: X                   No:

               (2)  Yes: X                   No:

                Page 1 of 15 consecutively numbered pages.

                                   PART I

                           FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

     Buffs-N-Puffs, Ltd. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of September 30, 1995 and the related statements of income and cash flows for the three month periods ended September 30, 1995 and September 30, 1994. The unaudited financial statements included in this report on Form 10-Q have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                              BUFFS-N-PUFFS, LTD

                                 BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

                                                   September 30,       December 31,
                                                       1995                1994
CURRENT ASSETS                                     -------------      -------------
Cash                                                  $142,196           $183,741
Receivables (Note E)                                    32,459             26,168
Marketable Securities (Notes)                          197,430            110,502
Inventory (Note A)                                      28,466             29,499
Prepaid Expenses & Supplies                             41,710             32,808
                                                     ---------          ---------
      Total Current Assets                             442,261            382,718

PROPERTY, PLANT AND EQUIPMENT (at cost)
   Building Improvements                               194,044            194,044
   Furniture, Fixture & Equipment                      854,982            848,673
   Land                                                310,185            310,185
                                                     ---------          ---------
                                                     1,359,211          1,352,902
   Less Accumulated Depreciation                      (589,206)          (518,878)
                                                     ---------          ---------
      Total Property, Plant & Equipment                770,005            834,024

OTHER ASSETS
   Startup Costs                                        25,355             39,921
   Deposit                                               4,739              4,739
   Investment in West Valley Property                   25,900                  0
   Montana Property                                     52,590             52,590
   Deferred Tax Asset                                  190,000            190,000
                                                     ---------          ---------
       Total Other Assets                              298,584            287,250
                                                     ---------          ---------
       TOTAL ASSETS                                  1,510,850          1,503,992
                                                     ---------          ---------
                                                     ---------          ---------

                               BUFFS-N-PUFFS, LTD.

                                  BALANCE SHEET
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS EQUITY


                                                    September 30,        December 31,
                                                         1995                1994
CURRENT LIABILITIES                                 ------------         ------------
   Accounts Payable, Payroll and Sales Tax           $   73,597           $  58,547
   Loans Payable                                         54,631              54,631
   Loans Payable - Related Parties                       27,421              55,441
   Leases Payable                                             0               1,586
                                                      ---------           ---------
        Total Current Liabilities                       155,649             170,205

LONG TERM LIABILITIES
   Loan Payable                                         139,325             192,292
   Lease Payable                                              0                   0
   Loans Payable - Related Parties                            0              11,259
                                                      ---------           ---------
        Total Long Term Liabilities                     139,325             203,551
                                                      ---------           ---------
                Total Liabilities                       294,974             373,756

Contingent Liability - Note I                                 0              70,325

Capital Stock, common                                       611                 611
Additional paid in capital                            1,120,692           1,120,692
Retained Earnings (deficit)                             143,525             (12,440)
                                                    -----------          ----------
                                                      1,264,828           1,108,863
Less Treasury Stock                                     (48,952)            (48,952)
                                                    -----------          ----------
                                                      1,215,876           1,059,911
                                                    -----------          ----------
    TOTAL LIABILITY AND STOCKHOLDERS EQUITY           1,510,850           1,503,992
                                                    -----------          ----------
                                                    -----------          ----------

                                  BUFFS-N-PUFFS, LTD.

                                STATEMENT OF OPERATIONS
                                      (UNAUDITED)

                                STATEMENT OF OPERATIONS



                                                      For three months ended             For nine months ended
                                                    ---------------------------        -------------------------
                                                   September 30,    September 30,    September 30,   September 30,
REVENUES:                                              1995             1994             1995            1994
                                                   ------------     ------------     -------------   ------------
    Car Wash                                         $446,338          $453,809        $1,116,864     $1,215,717
    Boutique - Net                                      8,854             5,709            22,890         19,485
    Fuel Sales - Net                                    5,557             3,742            13,954         13,724
    Carpet Express Equipment - Net                      1,060             5,220             1,060         12,584
    Discounts                                          (3,402)           (4,691)           (8,617)       (10,072)
                                                     --------          --------        ----------     ----------
         TOTAL REVENUES                               458,407           463,789         1,146,151      1,251,438

COSTS AND EXPENSES
    Salaries, Labor and Commissions                   177,765           200,250           476,567        545,995
    Taxes and Benefits                                 24,394            32,996            69,567         86,250
    Interest and Credit Card Fees                      20,738            19,312            58,213         54,939
    Travel, Auto, Promotion, Advertise                 13,356             6,958            30,721         14,740
    Office, Telephone, Supplies, Print                 41,770            46,039           113,606        124,764
    Utilities, Rent, Ins, Maint.                       62,007            63,534           170,559        183,241
    Depreciation and Amortization                      26,675            28,904            82,584         81,808
    Professional Fees and Other                        37,080            23,979            80,639         69,887
                                                     --------          --------        ----------     ----------
         TOTAL COSTS AND EXPENSES                     403,785           421,972         1,082,456      1,161,624
                                                     --------          --------        ----------     ----------
Net Income (Loss) before Other Income                  54,622            41,817            63,695         89,814

Contract Services and Miscellaneous                       738             5,470              (919)        14,959
Interest and Dividends                                  1,582             1,477             5,440          3,390
Gain (Loss) on Sale of Securities                         420             3,303            17,523          5,554
Extraordinary Income                                   70,325                 0            70,325              0
                                                     --------          --------         ---------      ---------
                                                       73,065            10,250            92,369         23,903

Income Taxes                                              100                 0               100              0
NET INCOME                                           $127,587          $ 52,067        $  155,964     $  113,717
                                                     --------          --------        ----------     ----------
                                                     --------          --------        ----------     ----------
NET INCOME PER SHARE                                      NIL             $0.01             $0.01          $0.01
                                                     --------          --------        ----------     ----------
                                                     --------          --------        ----------     ----------

                                      BUFFS-N-PUFFS, LTD.

                               STATEMENT OF STOCKHOLDERS EQUITY
                                          (UNAUDITED)

                               STATEMENT OF STOCKHOLDERS EQUITY



                                          Common Stock                                                        Treasury Stock
                                 ----------------------------          Additional         Retained       -------------------------
                                    Shares             Amount          Paid in $          Earnings          Shares        Amount
                                 ----------           -------         -----------       -----------      -----------    ----------
Balances 12/31/90                 7,600,000               760          $1,713,705         $(331,440)       1,595,100     $(642,114)
                                 ----------              ----          ----------         ---------         --------     ---------
Cancellation of
Treasury Stock                   (1,486,100)             (149)           (593,013)                0       (1,486,100)      593,162
Net Loss for year
ended 12/31/91                                                                             (111,786)
Balances 12/31/91                 6,113,900               611           1,120,692          (443,226)         109,000      (48,952)
                                 ----------              ----          ----------         ---------         --------     --------
Net Income for year
ended 12/31/92                                                                               39,534

Balances 12/31/92                 6,113,900               611           1,120,692          (403,692)         109,000       (48,952)
                                 ----------              ----          ----------         ---------         --------       -------
Net Income for year
ended 12/31/93                                                                              281,648
Balances 12/31/93                 6,113,900               611           1,120,692          (122,044)         109,000       (48,952)
                                 ----------              ----          ----------         ---------         --------       -------
Net Income for year
ended 12/31/94                                                                              109,604
Balances 12/31/94                 6,113,900               611          $1,120,692         $ (12,440)         109,000      $(48,952)
                                 ----------              ----          ----------         ----------        --------       -------
Net Income for
9 months
ended 9/30/95                                                                               155,964
Balances 9/30/95                  6,113,900               611           1,120,692           143,524          109,000       (48,952)
                                 ----------              ----          ----------         ---------         --------       -------
                                 ----------              ----          ----------         ---------         --------       -------


                                BUFFS-N-PUFFS, LTD.

                             STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                               CASH FLOW STATEMENT




                                                       For three months ended           For nine months ended
                                                     --------------------------       -------------------------
                                                   September 30,    September 30,   September 30,   September 30,
OPERATING ACTIVITIES                                    1995            1994            1995             1994
                                                   -------------    ------------    -------------   -------------
Net Income                                            $127,687         $52,067         $155,964       $113,717
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating Activities:
Depreciation and Amortization                           26,675          28,904           82,584         81,808
(Increase) Decrease in Receivables                      (5,654)         22,196           (6,291)        36,130
(Increase) Decrease in Pre-Paid Expense,
  Supplies and Deposits                                 (5,190)         (4,745)          (8,902)        (2,059)
(Increase) Decrease in Inventory                        (1,195)          7,348            1,033            535
Write off Contingent Liability                         (70,325)              0          (70,325)             0
Write off Obsolete Assets                                    0               0            4,978              0
Increase (Decrease) in Accounts Payable
  And Payroll Tax Payable                               14,920           7,718           15,050          5,790
                                                      --------         -------          -------        -------
NET CASH PROVIDED OPERATING ACTIVITIES                  86,918         113,488          174,091        235,921

INVESTING ACTIVITIES
    Cost of Securities Sold                             29,216           8,252           89,750         20,189
    Increase in Startup Costs                           (3,000)              0          (15,900)             0
    Purchase of Securities                             (77,203)        (14,517)        (176,678)       (69,164)
    Proceeds of Equipment Sale                               0               0            4,000              0
    Purchase of Property and Equipment                       0         (59,049)         (23,028)       (68,990)
                                                      --------         -------         --------       --------
          NET CASH PROVIDED (USED) BY
          INVESTING ACTIVITIES                         (50,987)        (65,314)        (121,856)      (117,965)

FINANCING ACTIVITIES
    Debt incurred to acquire property.                       0          27,500                0         27,500
    Repayment of Loans and Leases                      (40,060)        (46,218)         (93,780)       (99,574)
                                                       --------        -------         --------       --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (4,129)         29,456          (41,545)        45,882
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                            146,325         146,803          183,741        130,377
                                                      --------         -------         --------       --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                              $142,196        $176,259         $142,196       $176,259
                                                      --------        --------         --------       --------
                                                      --------        --------         --------       --------


                              BUFFS-N-PUFFS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION
Interest income is accrued as earned. Gains or losses on the sale of securities are recorded as of the trade date.

DEPRECIATION
Depreciation on office equipment and furniture is provided over the estimated useful life of five to ten years using an accelerated method and depreciation on the office building is being provided over the estimated useful life of 30 to 31.5 years using the straight line method.

MARKETABLE SECURITIES
Marketable securities, as a group, are carried at the lower of cost or market. As of September 30, 1995, market value of securities was $197,430. An adjustment to market value will be made at year end.

INCOME TAXES
No federal income taxes were due for the year ended December 31, 1994. At December 31, 1994, the Company had unused general business credits of $7,844. The Company also has net operating loss carry forwards and a capital loss carryover of $36,291. The losses if not used will expire as follows:

                        Amount                         Expiration Date
                 -----------------------         ---------------------------
Year Ended       Federal         Utah             Federal            Utah
----------       -------      ----------         ---------        ----------
12/31/89         100,309               0          12/31/04         12/31/94
12/31/90         375,624         296,355          12/31/05         12/31/95
12/31/91         123,837         123,637          12/31/06         12/31/96
                --------        --------
                $599,770        $419,992



INVENTORY
Inventory consists of items for sale and use in the operations of the carwash. Inventory is recorded at lower of cost or market, on a first-in, first-out basis.

NOTE B - COMMITMENTS

The Company is occupying space in a building owned by a related party, (see note H). The lease is with an entity controlled by the major shareholder of the Company. The lease is five years in length. The lease also has escalating provisions and is based on percentages of gross monthly sales excluding fuel sales. During 1994 $118,437 was paid as rent. Rent paid through September 30, 1995 as $83,176. At December 31, 1993, the Company was leasing a copy machine at a monthly rate of $199. The copy machine lease was dated October 9, 1992 for a period of 36 months. The lease has been treated as a capital lease. The Company intends to purchase the equipment at the end of the lease period. Future minimum payments under the capital lease are as follows:

           Year ending 12/31/95               $1,685
                                              ------
                                               1,685
           Less amounts representing
             interest and sales tax               99

           Principal balance 12/31/94         $1,586

Scheduled principal reductions are as follows:

           December 31, 1995                  $1,586
                                              ------
                                              $1,586

The Company is also obligated under a maintenance contract on its signs. The contract was signed to be effective in January of 1991 and is three years in length with monthly payments of $789. The contract was renewed in 1993 for an additional three years, through December 31, 1996.

NOTE C - LOANS PAYABLE

During 1990 the former President of the Company and her husband personally borrowed $518,000 from three financial institutions, using their residence and other personal assets as collateral. $277,828 (including loan costs of $7,270) of the money was used for the Company. The Company has treated the obligations as being due to the individuals and is making the monthly loan payments to the three institutions. In early 1994, one obligation was paid in full, leaving two loans. The company is also paying Mr. Pentelute directly $3,018 monthly. The entire $3,018 applies to principal due. Interest rates range from 8.0% to 10.5%. Total monthly payments on the two bank obligations are $2,962. The following is a summary of debt at September 30, 1995 and December 31, 1994:


                                    September 30, 1995  December 31, 1994
                                    ------------------ --------------------
                          Interest  Current Long Term  Current    Long Term
                          --------  ------- ---------  ---------  ---------
G. Phillip Condie              7.5  $50,000  $120,000   $ 50,000   $170,000
Copelco                        6.0        0         0      1,586          0
Escrow Service                 7.5    4,631    19,325      4,631     22,292
Dan Pentelute               8-10.5   27,422         0     55,441     11,259
                                   --------  --------   --------   --------
                                    $82,053  $139,325   $111,658   $203,551

*Monthly payments of interest are only $1,888 with principal payments of $25,000 due March 1 and September 1 of 1994, 1995 and 1996 and the balance due by 9/1/1998. This loan is secured by land with a cost of $310,185.

Scheduled principal reductions for the next five years are as follows:

12/31/95            $111,658
12/31/96              66,350
12/31/97               5,596
12/31/98              37,774
Thereafter                 0
                    --------
                    $221,378

NOTE D - DEFERRED TAX ASSET

In February, 1992, the Financial Account Standards board adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement is required to be applied in the Company's financial statements for the calendar year commencing January 1, 1993 (earlier application is permitted) either by restating prior-period financial statements or by recognizing the cumulative effect of the change in the year of adoption. The Company has decided to recognize the cumulative effect of the change during 1993. The following pro forma information reflects what the statements of operations would have looked like if the deferred tax asset had been recognized in 1991 and 1992.


                                              1992               1991
                                           --------           ----------
Income (loss) before cumulative
effect of recognizing a deferred
tax asset.                                 $ 39,534           $(111,786)

Cumulative effect on prior years
of recognizing a deferred
tax asset.                                  (15,000)             69,000
                                          ---------           ---------
Adjusted net income                        $ 24,534           $  57,214

Earnings (loss) per share
originally                                      .01                (.02)

Adjusted earnings per share                     .00                 .01


If the above adjustments had been reflected in 1991 and 1992, the Company would have recorded an income tax benefit of $44,000 in 1993 rather than $198,000. Net income would have been $87,648 rather than $241,648 and earnings per share would have been $.01 rather than $.05.

NOTE E - RECEIVABLES

Receivables at September 30, 1995 and 1994 consisted of the following:

                              September 30,     September 30,
                                  1995               1994
                              -------------     -------------
Trade accounts receivable         $32,409          $18,913
                                  -------          -------
                                  -------          -------

NOTE F - START-UP COSTS

These are costs associated with development of the carwash. The costs are being amortized, depreciated or expensed. The costs include travel to view other carwashes, equipment, inventory, legal fees for patents and trademarks, etc.

NOTE G - STOCK OPTIONS

During 1991, options to purchase the Company's common stock were granted to eight individuals who are or were officers, directors, employees and consultants for the Company. A total of 610,000 share of stock may be purchased at a price of $.09375 per share. The options must be exercised by July 9, 1996.

NOTE H - RELATED PARTY TRANSACTIONS

During 1990 Donna Anderson and Daniel Pentelute arranged for three loans by pledging their personal assets. Some of the proceeds from these loans were made available to the Company. The Company has been making the payments for these loans and the interest and principal have been amortized according to the proceeds each party received. In addition the Company received $50,000 from Donna Anderson in 1989. The $50,000 was re-paid during 1992. Also the Company received money in the amount of $45,092 in 1991 from Penex. Penex is an affiliate of Daniel Pentelute. $24,442 was repaid to Penex during 1993. The Company recorded these amounts as non-interest bearing payables.

On April 19, 1991, the Company entered into a five year lease with Daniel Pentelute, the major shareholder of the Company. Under the lease Mr. Pentelute received as rent four percent of the gross proceeds excluding gasoline sales commencing on July 1, 1991, and continuing until April 1, 1992. At that time and thereafter Mr. Pentelute will receive seven percent of the gross proceeds from the carwash facility. On May 21, 1991, an addendum to the lease was entered into providing for a five year option term at the end of the initial five year term. The terms require a rent payment equal to 7% of monthly gross sales, excluding gasoline sales with a minimum rent of $5,000 per month. In addition the Company has an option to purchase the land and buildings at 6500 South State Street, Salt Lake City, Utah, commencing at he end of the initial term and exercisable at the anniversary date of the lease in each of the five years under the option term. The purchase price of the property shall be determined by the sum of $2,330,000 capitalized from April 1, 1990 to the date of closing at the rate of four percent per annum.

NOTE I - CONTINGENT LIABILITY

On January 7, 1994, a letter was sent to the Company by a utility company claiming that the Company was under-billed for its electrical service from February 1990 through November 1993. The utility has determined the amount owed to be $70,325 and intends to bill an extra $1,529 each month beginning in February 1994 for a period of 46 months. The Company intends to vigorously contest the additional billing, but has elected to record the contingent liability and increase expense by $70,325 for 1993. The Company believes that the prior billings were accurate and the utility company does not have a legitimate claim.

The company has a recorded a one time extraordinary income of $70,325 as of September 30, 1995 to account for the dismissal of the lawsuit versus Murray City Corporation.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND OPERATING RESULTS.

CHANGES IN FINANCIAL CONDITION
At September 30, 1995 the Company had current assets of $442,261 compared to $382,718 as of December 31, 1994. Cash decreased $41,545 for the nine month period ended September 30, 1995. Current liabilities decreased $14,556 from $170,205 as of December 31, 1994 to $155,649 as of September 30, 1995. The decrease is attributable to debt reduction.

Inventory decreased $1,003 from $29,499 as of December 31, 1994 to $28,466 as of September 30,1995. Marketable securities increased $86,928 to $197,430 as of September 30, 1995 compared to $110,502 as of December 31, 1994.

CHANGES IN RESULTS OF OPERATIONS
Carwash volume decreased 1,353 cars from 29,499 for the 3 month period ended September 30, 1994 to 29,443 for the same period ended September 30, 1995. The slight volume decrease is attributable to poor weather conditions.

Revenue for the 3 month period ended September 30, 1995 was $458,407 compared to $463,789 for the same period ended September 30, 1994, an decrease of $5,382 or 1.0%.

During the 3 months ended September 30, 1995 costs and expenses were $403,785 compared to $421,972 for the same period ended September 30, 1995, an decrease of $18,187 or 4%. The decrease is due to cutting labor costs.

At September 30, 1995 the Company posted a net profit of $127,587 compared to a profit of $52,067 for the same period ended September 30, 1994, an increase of $75,520 or 145%. This increase is due to a one time extraordinary income of $70,325 pertaining to the Murray City power lawsuit summary judgment. The $70,325 was previously expensed as in 1993. Without the extraordinary income the profit for the 3 month period ended September 30, 1995 would be $57,262. Net earnings per share for the period were negligible.

Revenues for the 9 month period ended September 30 ,1995 were $1,146,151 compared to $1,251,438 for the same period in 1994. Revenues decreased $105,287 or 8%. The decrease is attributable to poor weather conditions in the second quarter of 1995.

For the 9 months ended September 30, 1995, costs and expenses were $1,082,456 compared to $1,161,624 for the same period ended 1994, a decrease of $79,168 or 7%.

The Company posted a net profit of $155,964 for the 9 months ended September 30, 1995 compared to $113,717 for the same period ended September 30, 1994, an increase of $42,247 or 37%. Without extraordinary income the profit for the nine months ended September 30, 1995 would have been $85,639 for a decrease of $28,078 or 25%.

The current ratio as of September 30, 1995 was 2.84 compared to 2.15 as of September 30, 1994. Long term liabilities were $139,325 as of September 30, 1995 compared to $213,075 as of September 30, 1994. Management believes that sufficient working capital exists for its operations.


ITEM 1.   LEGAL PROCEEDINGS

The Company is the Plaintiff in a lawsuit filed in Third District Court, Salt Lake County, State of Utah, which is styled Buff-N-Puffs, Ltd. vs. Murray City Corporation, Civil No. 940901637CN. The litigation generally involves a claim made by Murray City Corporation for the sum of $70,325, allegedly representing under-billed electrical service from January 12, 1990 to January 7, 1994. The complaint basically asks the court to find that Murray City Corporation has no claim to collect the amount requested by it.

On September 5, 1995 The case entitled Buffs-N-Puffs v. Murray City Corp. Was heard in the Third District Court of Utah. At this hearing Summary Judgement was granted for Buffs-N-Puffs and against Murray City. The judge signed the Summary Judgement order on September 26, 1995.

On October 10, 1995 the Third District Court dismissed all claims with prejudice in the lawsuit entitled above.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Registrant has no securities which are reportable under this item.

ITEM 4.   MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S
          SHAREHOLDERS

No matters were submitted to a vote of the Company's shareholders during this quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Buffs-N-Puffs, Ltd.

                                       By: Alan R. Theis
                                           ---------------------------
                                           Alan R. Theis
                                           On Behalf of the Registrant
                                           and as Secretary/Treasurer
                                           and Chief Financial Officer



Dated November 5 , 1995.