Form 10-K405
period 1995-12-31
BUFFS N PUFFS LTD
filed 1996-03-25
CIK 350133

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-K
(Mark One)
    X         Annual Report Pursuant to Section 13 or 15(d) of the
  _____          Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995

                                       or

  _____     Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]

               For the Transition Period from ________ to ________

                        Commission file number 2-70345-NY

                                BUFFS-N-PUFFS LTD
             _____________________________________________________
             (Exact name of registrant as specified in its charter)
                    Former name of registrant - PUBCOA, INC.

                    NEVADA                                88-0182534
     ________________________________________       ________________________
         (State or other jurisdiction of            (IRS Employer ID Number)
         incorporation of organization.)

        6500 South State Street, Murray, Utah                84107
     ________________________________________       ________________________
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (801) 268-9280

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.

    2,511,375 shares at $0.3125 per share = $615,287 as of March 6, 1996

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    6,004,900 shares common stock par value $0.0001, excluding Treasury Shares
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  XX        NO
         ____          ____

                                     PART I


ITEM 1.   BUSINESS

     Buffs-N-Puffs Ltd., formerly known as Pubcoa, Inc., (the "Company") was incorporated under the laws of the State of Nevada on November 14, 1980. It has engaged during the past thirteen (14) years in various business opportunities.

     In 1990, the Company entered the carwash business. On March 22nd, 1990, the Company's carwash operations started at 6500 South State, Murray, Utah. The facilities have eight gas pumps and two tunnels. The first of these tunnels houses carwash equipment which the Company believes is the best equipment available in terms of cleaning the vehicles, reliability, and durability. In this tunnel the Company offers a full range of services for automotive cleaning, including the cleaning of the undercarriage and tires. The Company operations are known as a full service carwash because of the many services it offers and because the customer performs no service. The carwash operations is not a self service nor a single station roll over wash. The second tunnel houses automotive interior cleaning equipment which the Company has developed. With its unique auto interior cleaning equipment the Company provides auto carpet and seat upholstery cleaning services. The carwash building also has a boutique, which is also the waiting room for customers. Windows allow customers to view the equipment in operation. The boutique offers a wide range of convenience items which include automotive products, convenience foods, gift items, and greeting cards.

     The Company presently has approximately thirty-five (35) full time and 30 part time employees.

     The carwash tunnel has the following equipment which is listed in the sequence of the cleaning cycle:

1.   Vacuums
2.   Prep
     - Chemical tire applicator (CTA) applies cleaning chemical to tires.
3.   Tunnel
     - Presoak Arch - applies cleaning chemical for tough dirt and road grime.
     - Foamerator - Applies cleansing agent, with optical brightners.
     - Whippersnappers - Cleans car from side to side with soft cloths.
     - Wrap-arounds - Cleans car front to back and side to side with soft cloth.
     - Tire Brushes - Cleans tire sidewalls.
     - Neon Super Sudsers - Applies concentrated cleaning foam.
     - Whippersnappers - Cleans car from front to back with soft cloths.
     - Undercarriage Wash - Removes soil from undercarriage of car.
     - Set of 2x2's - Side wheel clothes to clean lower door panels.
     - Tri - Color Wax Arch - applies three clearcoat waxes.
     - Wash Module - Whippersnappers and side wheel clothes (2nd set) for polish wax.
     - Rust Inhibitor - High pressure water with rust inhibitor applied to undercarriage.
     - Low volume rinse, wax arch - Rinses car exterior and applies sealer wax.
     - Booster nozzles side dryers - Air jets dry sides of car.
     - Infrared perform air dryer - Complete forced air drying system.
4.   Drying Area
     - Wipe and Windows - Car is hand dried completely and windows are finished off with a glass cleaning solution by hand.
     - At the end of the tunnel is a large four bay drying area, where the wash is completed and the customer picks up their car.

5.   Quality Control
     - Manager inspects washed vehicles to assure that the service meets the Company's standards.
     - The Company recycles all water used in the carwash and reuses approximately 80% of the water.
6.   Services
     The Company provides a variety of services ranging from a basic wash package to a complete interior detail package.

Carpet Express

     Carpet Express is a unique system that the Company developed to clean automotive interiors, both carpeting and upholstery. The Carpet Express process uses a combination of hot water, chemicals, and suction to wash, clean and shampoo automotive carpets and upholstery. After the cleaning process the interior is dry. Management believes that the Carpet Express process offers the best available means, on a commercial scale, to clean automotive carpet and upholstery. Carpet Express offers to a full service carwash additional services to market to customers thereby increasing sales dollars per vehicle.

     The carwash has used the Carpet Express system and process for cleaning automotive interior carpeting and upholstery since the carwash facilities were opened in March of 1990. The Company's experience during fiscal 1995 was that approximately 8% of the carwash customers purchased the Carpet Express service and these services accounted for approximately 15% of revenues.

     The equipment used in the carpet and upholstery system is unique to the Company and, in management's opinion, is superior to any equipment available to clean automotive interiors on a commercial scale in the carwash environment.

     During 1991 the Company introduced the Carpet Express system to the carwash industry. A demonstration unit was manufactured and shown at the annual International Carwash Association show in Chicago. Several leads were developed although the Company was unable to sell any of the systems. Due to continued resistance from Carwash operators over the cost of the system, the Company sought to revise the package. During late 1992 and early 1993 production agreements were reached with CFR Corp. to manufacture cleaning machines for Carpet Express. Based upon continued price resistance the Company received from perspective clients in early 1994, the agreement with CFR Corp. to manufacture the Carpet Express machines was terminated. A new agreement was reached with Century 400, Inc. to manufacture machines for the Company. The new machine has a significantly reduced selling price, along with being easier to maintain. Blue Coral Systems supplies and distributes cleaning solutions for the machines. The Company is the exclusive distributor of the machines for the Carwash and Detail industries.

     This new system is unique in several ways. First, it recycles chemical and water through a holding tank, allowing multiple cars to be cleaned with one fill of the machine. Other competing systems must be refilled for each vehicle or when the holding tank is empty. Second, because of the Cleaning Wand design, the carpet is approximately 95% dry after cleaning. This feature eliminates the need for separate drying system. The new system is significantly less complicated and expensive and requires a minimum setup time.

     The Company sold 10 systems throughout the country during 1995.

Lease and Facility

     The Company leases, from a company controlled by Daniel Pentelute, the majority shareholder of the Company, the land and buildings at 6500 South State, Murray, Utah. Two buildings are located on the property, each with a drive through tunnel. The buildings are attractive and are well maintained. The property is well landscaped and the environment created seeks to project a positive, clean, and professional image. In the full service carwash industry the Company's buildings and grounds have been shown as model facilities and have been used in advertising by those firms which participated in the development of the facilities.

     The larger of the two buildings houses the boutique, carwash tunnel and offices. Its dimensions are approximately 192 feet by 65 feet. The office space on the second floor of the building is comprised of approximately 4000 square feet. There is a reception area, day room facilities, storage rooms, and six offices. The second building houses Carpet Express operations and is approximately 3500 square feet. Inside it are a drive through tunnel, two offices, and an equipment room.

     The property on which the two buildings sit is approximately 3.5 acres.
The facilities are visible from the major beltway in Salt Lake County and from a major thoroughfare which passes by the front of the property. The daily car count for the major thoroughfare at the front of the property is approximately 37,000 cars per twenty-four hour period.

     The Company's carwash targets the upper-middle class market. Most of the cars washed are late model, more expensive vehicles. The customer ratio is approximately 50-50 male and female. The Company believes that a high ratio of its customers are women because of the aesthetic appeal of the buildings and grounds. At carwash conventions the Company's carwash has been shown as an example of the work product of some of the participants in the construction of the carwash facilities.

Competition

     In the Greater Salt Lake area there are approximately 160 carwashes, known as rollovers, located at gas stations. A rollover is a system of three rotating brushes that simultaneously wash the top and sides of the vehicle. The major gas companies offer free carwashes with gas purchases.

     In the area are nine other full service washes, which compete directly with the Company. It is believed the Company has a better location, superior equipment, more aesthetic facilities, and better services to offer its customers than the competition. The Company has no meaningful data as to the size of the carwash market or the Company's share in that market.

     In addition, competition comes from coin operated self service washes. In the area there are approximately thirty four coin operated carwashes. Also locally there are two mechanical touchless rollover operations. The vehicles are cleaned chemically without brushes.

     Management believes its operations will mature with time as its facility and services become better known and more recognized by the motoring public.
The overall market for the Company's services is imprecise. Management believes that the single biggest determinant of sales volume is the weather. If the weather is stormy or overcast, business declines. With good weather, sales increase dramatically.

Inflation and Foreign Exchange.

     Management believes that inflation and foreign exchange rates have no effect on its operations or profits.

ITEM 2.   PROPERTIES

     The Company has a five (5) year lease on the buildings and real estate housing its carwash operations and corporate headquarters. The Lessor, Pentelute Properties, is an entity owned by Daniel F. Pentelute, the majority shareholder of the Company. The lease is what is referred to as a triple net lease as the Company is responsible for all costs associated with the property as well as rental payments. The monthly payments to the Lessor commenced on June 1, 1991, and are on a percentage basis. Initially, rent was four per cent of the gross sales, excluding fuel sales. On April 1, 1992, the monthly percentage increased to seven per cent (7%) with a minimum amount of $5,000 per month. In April 1992 the lease was amended to correct a provision that had mistakenly placed responsibility for property taxes on the Lessor. The Company maintains its corporate headquarters on the premises. The two buildings housing the carwash and Carpet Express tunnels sit on approximately 3.5 acres of land. Under the lease the Company provides two offices to the Lessor. In addition, under the lease the Company has an option to renew the lease for an additional five year term at a monthly rental of seven per cent (7%) of monthly gross proceeds excluding fuel sales with a minimum rent of $5,000 monthly. Also, the lease grants the Company an option to purchase the property commencing at the end of the initial five year term. The Company may exercise the option any year on the anniversary date of the lease in the five year option term. The purchase price is $2,330,000 capitalized at four per cent (4%) per annum from April 1, 1990.

     On June 21, 1993, the Company purchased approximately 1.67 acres of land located at approximately 3750 West 4700 South, West Valley City, Utah. The property was purchased for the specific purpose of building a second carwash for the Company. This particular piece of property was purchased because of the high traffic counts surrounding it and its location in an area which is not being served by any other full service carwash. To this point in time, architectural designs have been prepared but no construction has begun on said property. Construction of the second carwash will be contingent upon the Company's obtaining the necessary financing for such a project. The Company is uncertain, at this point in time, as to when construction on said carwash might begin.

     The property was purchased for $310,000 of which $270,000 was financed at 7.5% interest. The Company makes interest only payments on a monthly basis and, pursuant to the trust deed securing the property, principal must be reduced by $25,000 on March 1 and September 1 of each year through 1996. The entire unpaid balance, at that point in time, is due in full on or before September 1, 1998.

     During September, 1994, Daniel Pentelute, the major stockholder of the Company, purchased 21 acres of land in Montana. Three days later the Company purchased a one half interest in this land from Mr. Pentelute at his cost. The other one half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. The cost of the one half interest was $52,590 of which the Company still owed $21,699 as of December 31, 1995. Monthly payments on the land are $1,155 and the loan is secured by the land. It is anticipated by the Company that it will be able to sell the land during 1996 at a substantial profit.

ITEM 3.   LEGAL PROCEEDINGS

     The Company was the Plaintiff in a law suit filed in the Third District Court, Salt Lake County, State of Utah, which was styled Buffs 'N' Puffs, Ltd.

vs. Murray City Corporation, Civil No. 940901637CN. The litigation generally involved a claim made by Murray City Corporation for the sum of $70,325, allegedly representing under-billed electrical service from January 12, 1990 to January 7, 1994. The Complaint basically asked the court to find that Murray City Corporation had no claim to collect the amount requested by it. Counsel for the Company had indicated that they had been attempting to informally resolve the matter with Murray City in a manner acceptable to both parties.
They also said that, given the facts in the case, it was believed that the Company had an excellent chance for a favorable outcome. Until this matter was resolved the Company had created a contingent liability for the entire amount on its balance sheet and had expensed the entire amount during 1993.


     On September 5, 1995 the case entitled Buffs-N-Puffs, Ltd. v. Murray City Corp. was heard in the Third District Court of Utah. At this hearing Summary Judgement was granted for Buffs-N-Puffs, Ltd. and against Murray City. The judge signed the Summary Judgement order on September 26, 1995.


     On October 10, 1995 the Third District Court dismissed all claims with prejudice in the lawsuit entitled above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended 1995, no matters were submitted by the Company for a vote to its security holders. However, on January 19, 1995 a special meeting of shareholders was held. At this meeting the 1994 Board of Directors was re-elected, auditors were ratified, and new by-laws for the Company were adopted.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK & RELATED SHAREHOLDERS
          MATTERS.

     The Company's common stock is traded in the over the counter market. Previously the Company's common stock traded on the NASDAQ system under the symbol PUFF. In March, 1992 the Company's securities were de-listed from the NASDAQ system because of the inability to comply with new criteria. The information below, since the end of the first quarter of 1992, was provided by Alpine Securities of Salt Lake City, Utah and does not necessarily represent prices of actual sales of the Company's common stock, nor does it take into account any brokerage discounts, commissions, or fees. At the close of business on March 7, 1996 the Company had approximately 645 stockholders of record.

  QUARTER          HIGH BID        HIGH ASK           LOW BID       LOW ASK

First  1995           3/4              1/2               1/64           1/8
Second 1995           1/2              1/2               1/64           1/64
Third  1995           1/2              3/8               1/64           1/64
Fourth 1995           3/8              3/8               1/8            1/8

First  1994           1/8              3/8               1/8            3/8
Second 1994           1/8              3/8               1/8            3/8
Third  1994           1/8              3/8               1/8            3/8
Fourth 1994           1/8              3/8               1/8            3/8

First  1993           3/32             7/32              3/32           7/32
Second 1993           1/8              3/8               1/8            3/8
Third  1993           3/16             1/2               3/16           1/2

Fourth 1993           1/4              3/4               1/4            3/4

First  1992           3/32             7/32              3/32           7/32
Second 1992           3/32             7/32              3/32           7/32
Third  1992           3/32             7/32              3/32           7/32
Fourth 1992           3/32             7/32              3/32           7/32

No dividends have been paid nor are any anticipated in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                           1995          1994          1993          1992             1991
                                        ---------     ----------    ----------    ----------      ----------
Total Revenues                          $1,544,118    $1,633,892    $1,444,466    $1,112,921(1)   $  918,622 (1)
Net Operating Revenues (Loss)              195,957       117,704        83,748        39,754        (111,562)
Net Income (Loss) from
  continuing operations                    195,957       117,704        83,748        39,754        (111,562)
Net Income (Loss)                          133,857       109,604       281,648(2)     39,534(2)     (111,786)(2)

Total Assets                            $1,448,539    $1,503,992    $1,472,827    $  912,594      $1,052,656
Total Stockholders' Equity              $1,193,768    $1,108,863    $  950,307    $  668,659      $  629,125

Long Term Debt                             136,612       203,551       285,149       129,268         172,444



NOTES

(1) Because of certain changes in 1993, certain revenues for 1991 and 1992 have been reclassified as other income rather than revenues, thus decreasing total revenues for 1991 and 1992. The income statements for 1991 and 1992 have been reclassified to be consistent with the income statement of 1993.

(2) In February, 1992 the Financial Accounting Standards Board adopted a new standard which requires that deferred tax balances be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. This statement was required to be applied in the company's financial statements for the year 1993.

     The company was given the choice of either restating prior period financial statements or recognizing the cumulative effect of the change in 1993. The company chose to recognize the cumulative effect of the change during 1993. Had the company chose to make the adjustments in 1991 and 1992 rather than totally in 1993, the net income of the company would have been $87,648 in 1993 rather than $241,648, earnings per share would have been $.01, rather than $.05. In addition, the net income in 1992 would have been $24,534 rather than $39,534 and the net income in 1991 would have been $57,214 rather than a loss of $111,786.

ITEM 7.   MANAGEMENTS DISCUSSION AND ANALYSIS

     On March 22, 1990, the Company commenced its carwash operation at 6500 South State Street, Salt Lake City, Utah. Previously, the Company had not engaged in any meaningful business operations and the Company had no revenues generated from business operations.

                                  1995 to 1994

     As of December 31, 1995 the Company had cash of $177,086 compared to cash of $183,741 as of December 31, 1994, a decrease of $6,655 (3.6%). The decrease is attributable to the Company's decreased revenue.

     Current assets as of December 31, 1995 were $462,012 compared to $382,718, an increase of $79,294 (20.7%). Property, plant, and equipment were $751,815 as of December 31, 1995 compared to $834,024 as of December 31, 1994, a decrease of $82,209 (9.8%). The decrease is mainly attributable to normal depreciation expense.

     Current liabilities as of December 31, 1995 were $118,159 compared to
$170,205 as of December 31, 1994, or a decrease of $52,046 (30.6%).   Long term
liabilities decreased from $203,551 as of December 31, 1994 to $136,612 as of December 31 ,1995, a decrease of $66,939 (32.9%). Total liabilities as of December 31, 1995 were $254,771 compared to $373,756 as of December 31, 1994, a decrease of $118,985 (31.8%). Total liabilities decreased due to lower accounts payable and continuing reduction of debt.

     Stockholders' Equity as of December 31, 1995 was $1,193,768 compared to $1,059,911 as of December 31, 1994, an increase of $133,857 (12.6%). This increase is primarily attributable to profits from operations, and the dismissal of the Murray City lawsuit.

     Total revenues for the year ended December 31, 1995 were $1,554,118 compared to total revenues for the year ended December 31, 1994 of $1,633,892. Total revenues decreased by $79,774, or an approximate 4.9% decrease when compared to the previous year. The primary reason for this decrease is the decrease in the number of cars being serviced at the carwash due to weather conditions, and lower Carpet Express equipment sales. The drop in carwash volume was partially offset by a price increase in carwash services. Total costs and expenses for the year ended December 31, 1995 were $1,390,363 compared to costs and expenses of $1,540,497 for the year ended December 31, 1994. Total costs and expenses decreased by $150,134 or an approximate decrease of 9.8% when compared to the previous year. The primary reason for the decrease in costs and expenses was the decrease in labor due to equipment upgrades and changing chemicals used in the carwash process. The net income (before income tax benefit) for the year ended December 31, 1995 was $195,957 compared to net income for the year ended December 31, 1994 of $117,704, or an increase of $78,253, an approximate 66.5% increase. The net income per share of the Company's common stock for 1995 was $.02 per share compared to a net income of
 .02 per share in 1994. The current ratio of the Company as of December 31, 1995 was 3.91 compared to the current ratio as of December 31, 1994 of 2.24. This is primarily the result of the profitability of the Company for the 1995 year.

     Management intends to increase revenues and volume by continuing to offer the highest quality service in the carwash business. Further cost reduction is anticipated due to continuing updating of carwash equipment and chemical applications. A price increase instituted in March of 1995 appears to have had little effect on carwash volumes, while increasing profitability. It is anticipated that profitability will increase further with the price increase in effect for the full year.

                                  1994 to 1993

     As of December 31, 1994, the Company had cash of $183,718 compared to cash of $130,377 as of December 31, 1993, an increase of $53,364 (40.9%). This increase in cash was primarily the result of the Company's increased revenue.

     Current assets as of December 31, 1994 were $382,718 compared to $312,458, an increase of $70,260 (22.5%), again primarily due to the increase in the Company's revenues and net income. Property, plant and equipment were $834,024 as of December 31, 1994 compared to $921,427 as of December 31, 1993 or a decrease of $87,403 (9.5%). This decrease is primarily attributable to normal depreciation expense.

     Current liabilities as of December 31, 1994 were $170,205 compared to $167,046 as of December 31, 1993 or an increase of $3,159 (1.9%). Long-term liabilities also decreased from $285,149 as of December 31, 1993 to $203,551 as of December 31, 1994. Total liabilities as of December 31, 1994 were $373,756 compared to $452,195 as of December 31, 1993 or an decrease of $78,439(17.3%) The decrease in long-term liabilities were primarily caused by the reduction of long term debt.

     Stockholders' equity as of December 31, 1994 was $1,059,911 compared to $950,307 as of December 31, 1993 or an increase of $109,604, which is approximately 11.5%. This increase is attributable to profits from operations.

     Total revenues for the year ended December 31, 1994 were $1,633,892 compared to total revenues of $1,444,466 for the year ended December 31, 1993. Total revenues increased by $189,426 or an approximate thirteen percent (13%) increase when compared to the year earlier. Total costs and expenses for the year ended December 31, 1994 were $1,540,497 compared to $1,379,336 for the year ended December 31, 1993 or an increase of $161,161 (approximately 11.7%). The increase in revenues primarily resulted from the increase in the number of cars that were serviced by the Company. This results from the Company's maturing process, the public becoming more acquainted with the Company and its location, and favorable weather factors. The increase in costs and expenses primarily results from the Company's increase in revenues which requires additional labor, additional percentage rent, and related expenses. The net income (before income tax benefit) for 1994 was $117,704 versus $83,748 for the year of 1993 or an increase of $33,956 (approximately 40.5% increase). The net income per share of the common stock for 1994 was $.02 per share, including the income tax benefit described above, versus a net income in 1993 of $.05 per share. As discussed in Note D in the financial statements attached hereto, in February, 1992, the Financial Accounting Standards Board adopted a new standard numbered 109 which required that all deferred tax balances be adjusted to reflect the tax base in effect when those amounts are expected to become payable or refundable. This statement was required to be applied in the Company's financial statements for the calendar year commencing January 1, 1993 and the Company chose to recognize the cumulative effects of the change during the year of 1993. Because of this reason, an adjustment was made to the 1993 income thereby increasing it in the amount of $197,900 and thereby increasing the 1993 net income to $281,648. Had said benefit been recognized in 1991, 1992 and 1993 the net income for 1993 would have been $.01 per share rather than $.05 per share. This is primarily the result in the increased revenues of the Company and the aforementioned income tax benefit. The current ratio of the Company as of December 31, 1994 was 2.24 versus the current ratio as of December 31, 1993 of 1.87. This is primarily a result of the profitability of the Company for the 1994 year.

                                  1993 to 1992

     As of December 31, 1993, the Company had cash of $130,377 compared to cash of $42,756 as of December 31, 1992, a increase of $87,621. This increase in cash was primarily the result of the Company's increased revenue and increased net income.

     Current assets as of December 31, 1993 were $312,458 compared to $172,023, a increase of $140,435 again primarily due to the increase in the Company's revenues and net income. Property, plant and equipment were $921,427 as of December 31, 1993 compared to $693,348 as of December 31, 1992 or a increase of

$228,079 primarily due to the acquisition of land, during 1993, for an additional carwash.

     Current liabilities as of December 31, 1993 were $167,046 compared to $114,667 as of December 31, 1992 or an increase of $52,379. Long-term liabilities also increased from $129,268 as of December 31, 1992 to $285,149 as of December 31, 1993. Total liabilities as of December 31, 1993 excluding a contingent liability explained under Item III (Legal Proceedings), were $452,195 compared to $243,935 as of December 31, 1992 or an increase of $208,260. The increases in current and long-term liabilities were primarily caused by the acquisition of aforementioned land and the debt associated therewith.

     Stockholders' equity as of December 31, 1993 was $950,307 compared to $668,659 as of December 31, 1992 or an increase of $281,648 which is approximately a forty two percent (42%) increase. This increase is attributable to profits from operations, as well as the Accounting changes referred to in
Note 2 above.

     Revenues for the year ended December 31, 1993 were $1,444,466 compared to total revenues of $1,112,921 for the year ended December 31, 1992. Total revenues increased by $331,545 or a thirty percent (30%) increase when compared to the year earlier. Total costs and expenses for the year ended December 31, 1993 were $1,379,336 compared to $1,084,955 for the year ended December 31, 1992 an increase of $294,381. The increase in revenues primarily resulted from the increase in the number of cars that were serviced by the Company. This results from the Company's maturing process, the public becoming more acquainted with the Company and its location, and favorable weather factors. The increase in costs and expenses results from the Company's increase in carwash volume, leading to higher rent expense, labor costs and chemical costs. The net income for 1993 was $83,748 versus $39,754 for the year of 1992. After the change in accounting rules to reflect the income tax benefit discussed above, the net income in 1993 was $281,648 versus $39,534 for 1992 or an increase of $242,114. Net income per share of the common stock for 1993 was $.05 per share versus a net income of .01 per share in 1992. This is primarily the result in the increased revenues of the Company. The current ratio of the Company as of December 31, 1993 was 1.87 versus the current ratio as of December 31, 1992 of
1.50. This is primarily caused by the profitability of the Company for the 1993 year.

                                  1992 to 1991

     As of December 31, 1992, the Company had cash of $ 42,756 compared to cash of $142,610 as of December 31, 1991. The decrease in cash was primarily the result of the Company acquiring additional equipment and reducing its debt. Because of the profitability of the Company in 1992, management was of the belief that it was no longer necessary to maintain a high cash level for continuing losses but would be more advantageous to reduce the Company's debt.

     Current assets as of December 31, 1992, were $172,023 compared to $217,998 as of December 31, 1991, an decrease of $45,975. Property, plant and equipment were $693,348 as of December 31, 1992, compared to $775,577 as of December 31,
1991, a decrease of $82,229.   Total assets decreased by $140,062 from
$1,052,656 as of December 31, 1991, to $912,594 as of December 31, 1992.  The
decrease in total assets is attributable to the reduction of cash and depreciation.

     Current liabilities as of December 31, 1992, were $114,667 compared to $251,087 as of December 31, 1991, a decrease of $136,420. Long-term liabilities decreased by $43,176 from $172,444 as of December 31, 1991, to $129,268 as of December 31, 1992. Total liabilities as of December 31, 1992 were $243,935 compared to $423,531 as of December 31, 1991, a decrease of $179,596. The decreases in current and long-term liabilities were primarily caused by paying off certain of its loans payable. In addition, the Company reduced its liabilities from cash generated from its operations.

     Shareholders' equity as of December 31, 1992 was $668,659 compared to $629,125 as of December 31, 1991, an increase of $39,534 which is approximately six per cent (6%). The increase is attributable to profits from operations.

     Total revenues for the year ended December 31, 1992 were $1,112,921 compared to total revenues of $918,622 for the year 1991. Total revenues increased $194,299 or a total of twenty one per cent (21%) when compared to a year earlier. Total costs and expenses for 1992 were $1,084,955 compared to $1,085,650 for a year earlier. This represents a decrease of $695. The net income for 1992 was $39,534 compared to the net loss for 1991 of $(111,786).
The net loss per share of common stock for 1992 was $.007 compared to a net loss per share for 1991 of $(.016). The current ratio as of December 31, 1992 was
1.50 compared to 0.87 as of December 31, 1991.

     In March 1991 management discontinued its residential carpet cleaning operations. Management believed that the residential carpet cleaning operations were not profitable. The Company had two carpet cleaning trucks which provided carpet cleaning services to residences and commercial establishments. When the Company discontinued its residential carpet cleaning services, one truck was sold and the other truck was transferred to Lou Waterfall to effect a complete and full release by Mr. Waterfall of any claims, liabilities and obligations the Company may have had to him. The shareholders approved and ratified the transfer of the truck to Mr. Waterfall.

LIQUIDITY AND CAPITAL RESOURCES.

Operations.

     As of December 31, 1995, the Company's working capital was $343,853 and included cash and cash equivalents of $177,086 as compared with $212,513 in working capital and $183,741 in cash and cash equivalents at December 31, 1994. During the three years ended December 31, 1995, the cash provided by operating activities more than offset the amount of cash used in the Company's operating activities. The net cash provided by operating activities in these three periods were $244,338 in 1995, $264,592 in 1994, and $250,632 in 1993. The
Company does not anticipate any change from the positive cash provided by operating activities during 1996.

Investing Activities.

     The net cash used by the Company's investing activities increased from $87,939 in 1993 to $105,948 in 1994, and $141,632 in 1995. The primary use of cash for investing activities has been additional purchase of publicly traded stock, purchase of land, and purchase of property and equipment.

Financing Activities.

     The cash used by the Company's financing activities was $75,072 in 1993, $105,280 in 1994, and $109,361 in 1995. The primary uses of cash for financing activities has been the reduction in the Company's long term debt.

Expansion Program.

     During 1993 the Company acquired land in the western area of the Salt Lake Valley to use for the purpose of a second carwash location. To date the cash flow from the Company's operating activities have been sufficient to make the payments on the mortgage on said land and to provide cash for the initial activities including design, feasibility studies, and architectural drawings.
No construction has commenced on said site because the Company does not have sufficient cash resources to finance said construction. The Company is desirous of commencing construction on said site and has been pursuing financing alternatives including additional long term debt or the sale of additional shares of the Company to provide equity capital. To date, no such long term debt or additional equity capital is committed to. The Company is uncertain as to when it will be able to undertake this project.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     (On following pages)

                             C  O  N  T  E  N  T  S


(a) 1. Financial Statements

The following Financial Statements of BUFFS-N-PUFFS, LTD.
are included in PART II, ITEM 8:
                                                                        Page

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . 13

FINANCIAL STATEMENTS:

BALANCE SHEETS -
December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . 14

STATEMENTS OF OPERATIONS -
years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . 16

STATEMENTS OF STOCKHOLDERS' EQUITY -
years ended  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . 17

STATEMENTS OF CASH FLOWS -
years ended  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . 18

NOTES TO THE FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . 19

(a) 2. Financial Statement Schedules


The following financial statement schedules of BUFFS-N-PUFFS, LTD. are included in PART IV, ITEM 14(d) (3):


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
 ON SUPPLEMENTARY FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . 30

SCHEDULE I - MARKETABLE SECURITIES . . . . . . . . . . . . . . . . . . . 31

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . 32

SCHEDULE VI - ACCUMULATED DEPRECIATION AND
 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . 33


All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                               Smith & Company
                         Certified Public Accountants

10 West 100 South, #700                                Telephone: 801-575-8297
Salt Lake City, UT 84101                               Facsimile: 801-575-8306

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Buffs-N-Puffs, Ltd.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Buffs-N-Puffs, Ltd. as of December 31, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffs-N-Puffs, Ltd. at December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.


                                                      /s/ Smith & Company
                                                  CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
February 8, 1996

                              BUFFS-N-PUFFS, LTD.

                                 BALANCE SHEETS
                           December 31, 1995 and 1994



                                                              December 31,
                                                        -----------------------
                                                           1995         1994
                                                        ----------   ----------

     ASSETS

CURRENT ASSETS:
     Cash                                               $  177,086   $  183,741
     Receivables (Note E)                                   16,241       26,168
     Marketable securities, at market
      value (at December 31, 1995,
      aggregate cost was $268,166 and aggregate
      market value was $220,317; at December 31,
      1994 aggregate cost was $171,525 and
      aggregate market value was $110,502) (Note A
      and Schedule I)                                      220,317      110,502
     Inventory (Note A)                                     26,525       29,499
     Prepaid expenses and supplies                          21,843       32,808
                                                        ----------   ----------
          TOTAL CURRENT ASSETS                             462,012      382,718

PROPERTY, PLANT AND EQUIPMENT (at cost)
(Note A and Schedules V and VI):
     Building improvements                                 194,621      194,044
     Furniture, fixtures and equipment                     855,952      848,673
     Land                                                  310,185      310,185
                                                        ----------   ----------
                                                         1,360,758    1,352,902
     Less accumulated depreciation                         608,943      518,878
                                                        ----------   ----------
                                                           751,815      834,024
OTHER ASSETS
     Start-up costs (Note F)                                49,757       39,921
     Deposit                                                 4,365        4,739
     Montana Land (Note J)                                  52,590       52,590
     Deferred tax asset (Note D)                           128,000      190,000
                                                        ----------   ----------
                                                           234,712      287,250
                                                        ----------   ----------
                                                        $1,448,539   $1,503,992
                                                        ==========   ==========

See notes to the financial statements.

                               BUFFS-N-PUFFS, LTD.

                                 BALANCE SHEETS
                           December 31, 1995 and 1994



                                                             December 31,
                                                       ------------------------
                                                          1995          1994
                                                       ----------    ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and payroll and sales taxes      $   48,923    $   58,547
     Loans payable (Note C)                                55,087        54,631
     Loans payable - related parties (Note C)              14,149        55,441
     Leases payable (Notes B and C)                         - 0 -         1,586
                                                       ----------    ----------
          TOTAL CURRENT LIABILITIES                       118,159       170,205


LONG-TERM LIABILITIES:
     Loans payable (Note C)                               136,612       192,292
     Loans payable - related parties (Note C)               - 0 -        11,259
                                                       ----------    ----------
                                                          136,612       203,551
                                                       ----------    ----------
          TOTAL LIABILITIES                               254,771       373,756

Contingent liability (Note I)                               - 0 -        70,325

STOCKHOLDERS' EQUITY:
     Capital stock, common, authorized 100,000,000
      shares of $0.0001 par value; issued
      6,113,900 shares, including 109,000 shares
      of treasury stock, outstanding 6,004,900                611           611
     Additional paid-in capital                         1,120,692     1,120,692
     Retained earnings (deficit)                          121,417       (12,440)
                                                       ----------    ----------
                                                        1,242,720     1,108,863

     Less Treasury stock - at cost (109,000
            shares)                                       (48,952)      (48,952)
                                                       ----------    ----------
          TOTAL STOCKHOLDERS' EQUITY                    1,193,768     1,059,911
                                                       ----------    ----------
                                                       $1,448,539    $1,503,992
                                                       ==========    ==========

See notes to the financial statements.

                               BUFFS-N-PUFFS, LTD.

                            STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                       ----------------------------------------
                                          1995           1994           1993
                                       ----------     ----------     ----------
REVENUES:
   Carwash                             $1,514,958     $1,588,853     $1,388,752
   Boutique sales - net                    30,005         25,202         21,413
   Fuel sales - net                        18,687         17,798         17,760
   Carpet express equipment
    sales - net                             1,205         13,442         24,264
   Discounts                              (10,737)       (11,403)        (7,723)
                                       ----------     ----------     ----------
        TOTAL REVENUES                  1,554,118      1,633,892      1,444,466
                                       ----------     ----------     ----------

COSTS AND EXPENSES:
   Salaries, labor
    and commissions                       648,770        737,315        624,646
   Taxes and benefits                     113,251        120,081         99,852
   Interest and credit card fees           76,661         73,958         61,842
   Travel, auto, promotional and
    advertising                            39,293         26,812         20,610
   Office, telephone, printing and
    supplies                              184,933        180,040        141,437
   Utilities, building maintenance,
    rent and insurance                    177,714        256,954        295,757
   Depreciation and amortization          105,420        110,002        108,327
   Professional fees and other             44,321         35,335         26,865
                                       ----------     ----------     ----------
        TOTAL COSTS AND EXPENSES        1,390,363      1,540,497      1,379,336
                                       ----------     ----------     ----------

NET INCOME BEFORE OTHER                   163,755         93,395         65,130

OTHER INCOME (EXPENSE)
   Contract services and
    miscellaneous                           2,260         20,910         17,345
   Interest and dividends                   7,218          5,162          2,491
   Loss on equipment sales                 (4,978)         - 0 -          - 0 -
   Gain on sale of securities
    (cost determined by specific
    identification)                        17,495          7,903            571
   Adjustment of securities
    to market                              10,207         (9,666)        (1,789)
                                       ----------     ----------     ----------
                                           32,202         24,309         18,618
                                       ----------     ----------     ----------
             NET INCOME BEFORE TAXES      195,957        117,704         83,748

INCOME TAXES (BENEFIT)
   (Note D)                                62,100          8,100       (197,900)
                                       ----------     ----------     ----------
NET INCOME                             $  133,857     $  109,604     $  281,648
                                       ==========     ==========     ==========
NET INCOME PER SHARE
   OF COMMON STOCK (based on
    weighted average number
    of shares outstanding)             $      .02     $      .02     $      .05
                                       ==========     ==========     ==========

See notes to the financial statements.

                               BUFFS-N-PUFFS, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                   Common Stock        Additional      Retained
                               -------------------      Paid-in        Earnings
                                Shares      Amount      Capital       (Deficit)
                               ---------    ------     ----------     ---------
Balances
   12/31/92                    6,113,900     $611      $1,120,692     $(403,692)

Net income for
   year ended
   12/31/93                                                             281,648
                               ---------     ----      ----------     ---------
Balances
   12/31/93                    6,113,900      611       1,120,692      (122,044)

Net income for
   year ended
   12/31/94                                                             109,604
                               ---------     ----      ----------     ---------
Balances
   12/31/94                    6,113,900      611       1,120,692       (12,440)

Net income for
   year ended
   12/31/95                                                             133,857
                               ---------     ----      ----------     ---------
Balances
   12/31/95                    6,113,900     $611      $1,120,692     $ 121,417
                               =========     ====      ==========     =========

See notes to the financial statements.

                               BUFFS-N-PUFFS, LTD.

                            STATEMENTS OF CASH FLOWS

                                                         Years Ended December 31,
                                                   ------------------------------------
                                                     1995          1994         1993
                                                  ---------      ---------    ---------
OPERATING ACTIVITIES
     Net income                                    $133,857      $ 109,604    $ 281,648
     Adjustments to reconcile net income
            to net cash provided by operating
            activities:
             Depreciation and amortization          105,420        110,002      108,327
             Book value of assets sold                8,977          - 0 -        - 0 -
             (Increase) decrease in deferred
               tax asset                             62,000          8,000     (198,000)
             Adjust securities to lower of cost
               or market                            (10,207)         9,666        1,789
     Changes in operating assets and
            liabilities:
             (Increase) decrease in receivables       9,927         28,875      (14,216)
             (Increase) decrease in prepaid
               expense, supplies and deposits        11,339             96       (5,938)
             (Increase) decrease in inventory         2,974         (1,002)      (6,635)
             (Increase) decrease in contingent
              liability                             (70,325)         - 0 -       70,325
             Increase (decrease) in accounts
               payable and payroll taxes
               payable                               (9,624)          (649)      13,332
                                                  ---------      ---------    ---------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                           244,338        264,592      250,632

INVESTING ACTIVITIES
     Cost of securities sold                         86,367         26,356       29,305
     Purchase of securities                        (185,975)       (80,887)     (57,481)
     Purchase of land                                 - 0 -        (25,100)       - 0 -
     Increase in start-up costs                     (15,900)       (10,000)       - 0 -
     Purchase of property and equipment             (26,124)       (16,317)     (59,763)
                                                  ---------      ---------    ---------
NET CASH (USED)
     BY INVESTING ACTIVITIES                       (141,632)      (105,948)     (87,939)

FINANCING ACTIVITIES
     Repayment of loans and leases                 (109,361)      (105,280)     (75,072)
                                                  ---------      ---------    ---------
NET CASH (REQUIRED) BY
     FINANCING ACTIVITIES                          (109,361)      (105,280)     (75,072)
                                                  ---------      ---------    ---------
INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                            (6,655)        53,364       87,621
Cash and cash equivalents at
     beginning of year                              183,741        130,377       42,756
                                                  ---------      ---------    ---------
CASH AND CASH EQUIVALENTS
     AT END OF YEAR                               $ 177,086       $183,741     $130,377
                                                  =========      =========    =========
SUPPLEMENTAL INFORMATION
     Taxes paid                                   $     100       $    100     $    100
     Interest paid                                   76,661         73,958       61,842


SUPPLEMENTAL INVESTING AND FINANCIAL ACTIVITIES:

During 1993, the Company took out a mortgage of $270,000 to acquire land with a cost of $310,185. During 1994, the Company took out a mortgage of $27,490 to acquire land with a cost of $52,590.

See notes to the financial statements.

                               BUFFS-N-PUFFS, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION:
Interest income is accrued as earned. Gains or losses on the sale of securities are recorded as of the trade date.

DEPRECIATION:
Depreciation on office equipment and furniture is provided over the estimated useful life of five to ten years using an accelerated method; and depreciation on the building improvements is provided over the estimated useful lives of 10 to 31.5 years using the straight-line method.

MARKETABLE SECURITIES:
Marketable securities, as a group, are carried at market value in accordance with FAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1995, an adjustment was made to reflect the increase of $10,207 to market ($9,666 decrease for 1994 and $1,789 decrease for 1993).

INCOME TAXES:
The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

INVENTORY:
Inventory consists of items for sale and use in the operations of the carwash. Inventory is recorded at the lower of cost or market, on a first-in, first-out basis.

CASH AND CASH EQUIVALENTS:
For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NOTE B - COMMITMENTS
The Company is occupying space in a building owned by a related party (see Note
H). The lease is with an entity controlled by the major shareholder of the Company. The lease is five years in length. The lease also has escalating provisions and is based on percentages of gross monthly sales excluding fuel sales. During 1995, $112,643 was paid as rent ($118,437 for 1994 and $104,348 for 1993). At December 31, 1994, the Company was leasing a copy machine at a monthly rental of $199. The copy machine lease was dated October 9, 1992 for a period of 36 months. The lease has been treated as a capital lease. The Company purchased the equipment at the end of the lease period.

Future minimum payments under the capital lease were as follows:

     Year ending December 31, 1995                                  $ 1,685
     Less amounts representing interest and sales tax                    99
                                                                    -------
     Principal balance December 31, 1994                            $ 1,586
                                                                    =======
Scheduled principal reductions were as follows:

     December 31, 1995                                              $ 1,586
                                                                    =======
The Company is also obligated under a maintenance contract on its signs. The contract was signed to be effective in January of 1992 and is three years in length with monthly payments of $789. The contract was renewed in 1993 for an additional three years, through December 31, 1996. During 1994, the Company paid $5,000 for a 24 month lease on an automobile. The

                               BUFFS-N-PUFFS, LTD.

                                DECEMBER 31, 1995

$5,000 is being charged to expense at the rate of $208 per month.

NOTE C - LOANS PAYABLE

During 1990, the former President of the Company (Donna Anderson) and Daniel Pentelute personally borrowed $518,000 from three financial institutions, using their residence and other personal assets as collateral. $277,828 (including loan costs of $7,270) of the money was used for the Company. The Company has treated the obligations as being due to the individuals and is making the monthly loan payments to the three institutions. In early 1994, one obligation was paid in full, leaving two loans. The Company is also paying Mr. Pentelute directly $3,018 monthly. The entire $3,018 applies to principal due. Interest rates range from 8.75% to 11.25%. Total monthly payments on the two bank obligations are $3,403. The following is a summary of debt at December 31, 1995 and 1994:


                                                  1995                    1994
                             INTEREST    ----------------------   ----------------------
                              RATE %      CURRENT    LONG-TERM     CURRENT    LONG-TERM
                            ----------   ---------  -----------   ---------  -----------
G. Phillip Condie(1)              7.50   $ 50,000     $120,000    $ 50,000     $170,000
Copelco                           6.00      - 0 -        - 0 -       1,586        - 0 -
Escrow Services (2)               9.50      5,087       16,612       4,631       22,292
Dan Pentelute               8.75-11.25     14,149        - 0 -      55,441       11,259
                                         --------     --------    --------     --------
                                         $ 69,236     $136,612    $111,658     $203,551
                                         ========     ========    ========     ========


(1) Monthly payments of interest only are $1,888 with principal payments of $25,000 due March 1 and September 1 of 1996 and the balance due by 9/1/1998. This loan is secured by land with a cost of $310,185.

(2) Monthly payments are $1,155. The loan is secured by land with a cost of $52,590.

Scheduled principal reductions for the next five years are as follows:


                     12/31/96                        $ 69,236
                     12/31/97                           5,592
                     12/31/98                         126,147
                     12/31/99                           4,873
                    12/31/2000                          - 0 -
                                                     --------
                                                     $205,848
                                                     ========

                             BUFFS-N-PUFFS, LTD.

                               December 31, 1995

NOTE D - INCOME TAXES

No federal income taxes were due for the year ended December 31, 1995. At December 31, 1995, the Company had unused general business credits of $7,844 which expire in 1996 thru 2000, and contributions carryover of $23,318, expiring in 1998 through 2000. The Company has a capital loss carryover of $14,340 which expires in 1997. The Company also has a net operating loss carryover which if not used will expire as follows:


                                          Amount                  Expiration Date
                                    -------------------       -----------------------
                 Year Ended         Federal       Utah         Federal         Utah
             -----------------      --------    --------      ----------     --------
             December 31, 1990      $299,501    $  - 0 -      12/31/2005
             December 31, 1991       123,837     123,637      12/31/2006     12/31/96
                                    --------    --------
                                    $423,338    $123,637
                                    ========    ========


In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the Company's financial statements for the calendar year commencing January 1, 1993 by recognizing the cumulative effect of the change during 1993. The following pro forma information reflects what the statements of operations would have looked like if the deferred tax asset had been recognized in 1991 and 1992:

                                                              1992          1991
                                                            --------      ---------
     Income (loss) before cumulative effect
       of recognizing a deferred tax asset                  $ 39,534      $(111,786)
     Cumulative effect on prior years of
       recognizing a deferred tax asset                      (15,000)       169,000
                                                            --------      ---------
     Adjusted net income                                    $ 24,534      $  57,214
                                                            ========      =========
     Earnings (loss) per share - originally                 $    .01      $    (.02)

     Adjusted earnings per share                            $    .00      $     .01
                                                            ========      =========


If the above adjustments had been reflected in 1991 and 1992, the Company would have recorded an income tax benefit of $44,000 in 1993 rather than $198,000. Net income would have been $87,648 rather than $241,648 and earnings per share would have been $.01 rather than $.05.

                             BUFFS-N-PUFFS, LTD.

                               December 31, 1995

Components of income tax expense are as follows:

                                                         Year ended
                                                         December 31,
                                               --------------------------------
                                                  1995                  1994
                                               ----------           -----------
Current
     Federal . . . . . . . . . . . . . . . . .  $   - 0 -            $    - 0 -
     State   . . . . . . . . . . . . . . . . .        100                   100
                                                ---------            ----------
                                                      100                   100
                                                ---------            ----------
Deferred
     Federal . . . . . . . . . . . . . . . . .     60,100                 6,100
     State   . . . . . . . . . . . . . . . . .      1,900                 1,900
                                                ---------            ----------
                                                   62,000                 8,000
                                                ---------            ----------
Income tax expense . . . . . . . . . . . . . .  $  62,100            $    8,100
                                                =========            ==========



Reconciliation of income taxes computed at the federal statutory rate and the income tax expense are as follows:

                                                         Year ended
                                                         December 31,
                                                -------------------------------
                                                  1995                  1994
                                                ----------          -----------
Federal income taxes at statutory rate . . . .  $   60,700           $   36,500
State income taxes, net of federal benefit . .       3,000                1,800
Difference due to graduated federal rates. . .      (1,600)             (30,200)
                                                ----------           ----------
                                                $   62,100           $    8,100
                                                ==========           ==========


Deferred tax assets and liabilities consist of the following:

                                                         Year ended
                                                         December 31,
                                               -------------------------------
                                                  1995                 1994
                                               ----------           ----------
     Net operating loss carryforward . . . . . $  104,700           $  158,700
     Capital loss carryforward . . . . . . . .      4,100                8,900
     Contributions carryforward. . . . . . . .      5,600                3,500
     Additional cost of marketable
       securities. . . . . . . . . . . . . . .     13,600               18,900
                                               ----------           ----------
     Net deferred tax assets . . . . . . . . . $  128,000           $  190,000
                                               ==========           ==========


NOTE E - RECEIVABLES

Receivables at December 31, 1995 and 1994 consisted of the following:

                                                  1995                 1994
                                                 -------              -------
     Trade accounts receivable . . . . . . . .   $16,241              $26,168
                                                 =======              =======


                             BUFFS-N-PUFFS, LTD.

                             DECEMBER 31, 1995


NOTE F - START-UP COSTS

These are costs associated with development of the carwash. The costs are being amortized, depreciated or expensed. The costs include travel to view other carwashes, equipment, inventory, legal fees for patents and trademarks, etc. During 1995 and 1994, the Company spent $25,900 associated with property being held for development into a second carwash operation. The cost will be amortized when the carwash begins operations or added to the cost of the land if the carwash is not developed.

NOTE G - STOCK OPTIONS

During 1991, options to purchase the Company's common stock were granted to eight individuals who are or were officers, directors, employees and consultants for the Company. A total of 610,000 shares of stock may be purchased at a price of $.09375 per share. The options must be exercised by July 9, 1996.

NOTE H - RELATED PARTY TRANSACTIONS

During 1990, Donna Anderson and Daniel Pentelute arranged for three loans by pledging their personal assets. Some of the proceeds from these loans were made available to the Company. The Company has been making the payments for these loans and the interest and principal have been amortized according to the portion of the proceeds each party received.

On April 19, 1991, the Company entered into a five year lease with Daniel Pentelute, the major shareholder of the Company. Under the lease, Mr. Pentelute received, as rent, four per cent of the gross proceeds excluding gasoline sales commencing on July 1, 1991, and continuing until April 1, 1992. At that time and thereafter, Mr. Pentelute will receive seven per cent of the gross proceeds from the carwash facility. On May 21, 1991, an addendum to the lease was entered into providing for a five year option term at the end of the initial five year term. The terms require a rent payment equal to 7% of monthly gross sales, excluding gasoline sales with a minimum rent of $5,000 per month. In addition, the Company has an option to purchase the land and buildings at 6500 South State Street, Salt Lake City, Utah, commencing at the end of the initial term and exercisable at the anniversary date of the lease in each of the five years under the option term. The purchase price of the property shall be determined by the sum of $2,330,000 capitalized from April 1, 1990, to the date of closing at the rate of four per cent per annum.

Also see Note J.

                             BUFFS-N-PUFFS, LTD.

                             DECEMBER 31, 1995


NOTE I - CONTINGENT LIABILITY

On January 7, 1994, a letter was sent to the Company by a utility company claiming that the Company was under-billed for its electrical service from February 1990 through November 1993. The utility has determined the amount owed to be $70,325 and intended to bill an extra $1,529 each month beginning in February 1994 for a period of 46 months. The Company vigorously contested the additional billing, but elected to record the contingent liability and increased expense by $70,325 for 1993. The Company believed that the prior billings were accurate and the utility company did not have a legitimate claim. The matter was resolved in the Company's favor on September 26, 1995 with a summary judgment entered in favor of the Company and against the utility company's counterclaim. On October 10, 1995 all claims were dismissed with prejudice, and each party was required to bear their own legal costs. The Company removed the contingent liability from its records and reduced the utility expense by $70,325 for 1995.

NOTE J - MONTANA LAND

During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold a one-half interest to the Company at his cost. The other one-half interest is owned by Desert Land
Enterprises, whose sole shareholder is Daniel Pentelute.   The Company expects
to sell the land during 1996 at a substantial profit.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Officers and Directors

          (1)  Andrew A. Chudd, President and Director

          (2)  Alan Theis, Secretary/Treasurer and Director

          (3)  W. Sterling Mason, Jr., Director

          (4)  Craig Celantano, Director

          (5)  Richard Castellow, Director

     All directors serve until the next annual meeting of stockholders or until their successors have been duly qualified and elected.

     (c)  Identification of certain significant employees.

          Their business backgrounds are set forth in (e) hereinafter.

     (d)  Family relationships.

               The Company's majority shareholder is Daniel Pentelute. Mr. Pentelute is also the owner of the real property on which the carwash is located. There are no family relationships between any of the directors or officers.

     (e)  Business experience.

          (1)  Background

     ANDREW A. CHUDD, 45, President and Director of the Company since August 1992, has been involved in the carwash industry for approximately 5 1/2 years in both management and carwash equipment sales. Mr. Chudd graduated from Hamilton High School in California in 1968. He has attended LA Pierce College and West Los Angles College, but has received no degree. Since October of 1985 Mr. Chudd has been an independent business consultant to various corporations and businesses. Mr. Chudd worked, from 1974 until 1985, primarily as an Insurance Agent and has had limited experience in publicly-held companies.

     Mr. Chudd was President and Director of Discovery Systems, Ltd., a blind pool/blank check company until February, 1988 at which time new officers and directors were elected at a shareholders' meeting. Mr. Chudd was President and Director, until the fall of 1989, of Celebrity Limousine, Ltd., a Utah Public Company which operated a limousine service in Northern Utah under a permit from the Utah Public Service Commission. Mr. Chudd was President and Director Of Verazzana Ventures Ltd., a blind pool/blank check company until January 1, 1995, at which time new officers and directors were elected at a shareholders' meeting.

     ALAN THEIS, 36, in 1982 received a bachelor of sciences degree in Business Economics and Public Policy from Indiana University. Since July 1991 Mr. Theis has been the Secretary and Treasurer of the Company. In March 1990, Mr. Theis became the assistant accountant for the Company. From June 1988 to March 1990 Mr. Theis worked as a construction worker for Pentelute Properties, a company controlled by Daniel Pentelute, the Company's major stockholder. From 1985 to 1987 Mr. Theis was an employee for the Park City Ski Corporation.

     W. STERLING MASON, JR., 49, is a Director of the Company and has been since January 1989, except for a short time at the beginning of 1991. Mr. Mason, is presently involved in real estate investments and business opportunities in Mexico. Mr. Mason was engaged in the private practice of law in Salt Lake City, Utah since
1975.  His law practice focused on the business and securities areas of law.
Mr. Mason graduated from the University of Utah Law School in 1975 receiving a Juris Doctor Degree. In addition, Mr. Mason received a Masters in Business Administration from the University of Utah in 1974 and has a Bachelor of Science Degree in Finance which he received in 1972. Prior to that time, Mr. Mason was a stockbroker with various stock brokerage firms, both in Salt Lake City, Utah and San Francisco, California.

     CRAIG CELANTANO, 38, has been involved in the carwash industry since 1967. Mr. Celantano has experience in carwash design and layout, equipment installations and operations. He has owned and operated both self service and full service carwashes. Mr. Celantano currently owns and operates a self service location in Tucson, Arizona. He has been a distributor for Hanna carwash equipment for 15 years. Mr. Celantano is currently Vice-President of Blue Coral Systems, a leading manufacturer of carwash chemicals. He oversees the North American sales force, as well as responsibilities in equipment design, application, research and development.

     RICHARD CASTELLOW, 46, received a bachelor of arts degree in economics from the University of Washington in 1975. Since 1990 Mr. Castellow has been the Northwest distributor for Belanger, Inc., a major manufacturer of carwash equipment. During the last four years he has consulted and done work for the majority of the largest carwashes in the northwest. From 1986 to 1989 Mr. Castellow worked as a carwash consultant and an installer of equipment for carwashes. In 1983 he became co-owner and operator of three Chevron gas stations that included three exterior tunnel carwashes and seven self-serve carwash bays. He operated the washes for three and a half years, at which time the partnership was dissolved and the washes were sold.

          (2) Directorships.

     None of the officers and directors serve on the Board of any other company whose securities are registered pursuant to Section 12 or subject to the requirements of Section 15 (d) of the Exchange Act or any company registered under the Investment Company Act of 1940, with the exception of Mr. Chudd who was a director and officer of Verazzana Ventures, Ltd., which files periodic reports under Section 15(d) of the exchange Act, until January, 1995.

     (f)  Involvement in certain legal proceedings.

               None of the officers or directors have any disability as defined in (1) through (6) of this item.

     (g)  Promoters and control persons.

     Daniel Pentelute, although not an officer or director of the Company, is the Company's largest and majority shareholder and, in addition, is the Company's landlord. Mr. Pentelute, age 46, attended Brigham Young University and the University of Utah between the years of 1967 and 1970. Mr. Pentelute was the President and a Director of the Company from 1980 to 1985. He has been a consultant to the Company and developed the Buffs 'N' Puffs carwash concept. Since 1986 Mr. Pentelute has engaged in the development and management of real property located in the states of Nevada, Utah and Montana. Mr. Pentelute is also a private investor in various business enterprises and ventures.

ITEM 11.  EXECUTIVE COMPENSATION

     None of the officers and directors of the Company received remuneration in excess of $60,000 (Sixty thousand dollars) for the year ended December 31, 1995.

                               REMUNERATION TABLE

                                                          1995          1996
       NAME                        SERVING AS         REMUNERATION    PROPOSAL
-------------------------     ---------------------   ------------    --------
Andrew A. Chudd               President, Director
                               since August 1992        $ 29,650       $32,000
W. Sterling Mason Jr.         Director                         0*            0*

Craig Celantano               Director                         0             0
Richard Castellow             Director                         0             0
Alan Theis                    Secretary, Director       $ 34,285       $35,000
                                                        --------       -------
TOTALS                                                  $ 63,935       $67,000

     Aggregate remuneration for fiscal year 1995 totaled $63,935. At the present time no remuneration is paid to any director for attendance at director meetings. Expenses incurred to attend any board meetings may be paid. Mr. Alan Theis and Mr. Andrew A. Chudd are full-time employees of the Company. Mr. Mason, Mr Castellow and Mr. Celantano are solely directors of the Company and, as such, only devote as much time as needed in that position.

     *Mr. Mason will be compensated for any legal work performed for the Company. During 1995 Mr. Mason received $5,478 as legal fees and reimbursement for expenses for the Company.

                           EMPLOYEE STOCK OPTION PLAN

     NONE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

     (a) (b)   Security ownership of certain beneficial owners and management.

                       NAME AND ADDRESS     AMOUNT AND NATURE
                        OF BENEFICIAL         OF BENEFICIAL      PERCENT OF
   TITLE OF CLASS           OWNER               OWNERSHIP          CLASS**
--------------------  ----------------     -----------------    -----------
Common Stock           Daniel F. Pentelute        3,293,525*
                       54.85%
                       6500 South State St.
                       Murray, Utah 84107

                       Andrew A. Chudd              200,000*    *          *
                        3.33%

                       Alan Theis                         0*    *          *
                        0%

                       W. Sterling Mason, Jr.0***         0%

* Includes 168,625 shares held by Penex, Inc., a Nevada Corporation and 44,000 shares held by Desert Land, Inc., a Nevada Corporation both of which Mr. Pentelute is the sole shareholder.

**   Based upon 6,004,900 shares outstanding without reduction of the treasury shares held by the Company.

*** Does not include options approved on July 31, 1991 providing for a purchase price of $0.09375 and a five year term. Mr. Chudd - 200,000 shares; Mr. Theis - 50,000 shares; and Mr. Mason - 50,000 shares. None of these options have been exercised to date.

     (c)  Changes in Control

     In 1991 Daniel F. Pentelute beneficially owned 2,428,825 shares of the Company's common stock or approximately 40% of the total outstanding shares. In addition, Donna M. Anderson, Mr. Pentelute's wife at the time, owned 1,143,625 shares or approximately 19% of the total outstanding shares. At that time Mr. Pentelute and Ms. Anderson were involved in divorce proceedings. As a result of said divorce proceedings, Mr. Pentelute received almost all of the shares held by Ms. Anderson. Therefore his percentage ownership of the total outstanding shares of the Company increased in 1992 from approximately 40% to 54.85%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          Related Party Transactions.

     In April 1990 the former President of the Company and her husband personally borrowed $518,000 from three financial institutions, using their residence and other personal assets as collateral. $277,328 (including loan costs of $7,270) of the money was used for the Company. The Company has treated the obligation as being due to these individuals and has been making monthly loan payments to the three institutions. In early 1994 one obligation was paid in full, leaving two loans with interest rates ranging from 8.75% to 10.5%. The Company is not an obligor or a guarantor on any of the three obligations. As of December 1, 1993, the Company is also paying Mr. Pentelute directly $3,018 monthly. The entire $3,018 applies to principal due. As of December 31, 1995 the Company's total share for all these loans was approximately $14,149.

     The Following table shows a list of the loans for which the Company has made payments.


                                ORIGINAL
       LENDER                   PRINCIPAL         INTEREST              TERM
----------------------         -----------      ------------     -------------------
Zions Bank*                     $250,000        Prime + 2%       5 yrs with balloon.
    *Paid off as
    of Jan 1, 1994

Valley Mortgage                 $234,000        11.05%           30 yrs

Great Western                   $ 34,000        Prime + 2.5%     15 yrs

    Other Information.



     For the year ended December 31, 1995, the Company paid rent of $112,643 to Pentelute Properties, a company controlled by Daniel Pentelute, the majority shareholder of the Company who owns approximately 54.85% of the issued and outstanding stock of the Company. The rent was paid pursuant to a lease which has a five year term with a five year renewal option and an option to purchase the property.

     (b)  Certain Business Relationships.

     Business entities in which directors of the Company had an interest during the last fiscal year have not had any transactions with the Company. However, Director W. Sterling Mason, Jr. is an Attorney at Law. Mr. Mason was paid $5,478 in 1995.


     (c)  Indebtedness of Management.

          NONE.

     (d)  Transaction with promoters.

     The Company has a five (5) year lease on the property and buildings for its carwash. The Company leases the land and buildings from Pentelute Properties, a d/b/a of Daniel F. Pentelute, a major shareholder of the Company. Mr. Pentelute owns approximately 54.85% of the issued and outstanding shares of the Company. Monthly payments commenced on June 1, 1991, and are based on a percentage of monthly gross sales excluding fuel sales. Initially rental was four per cent (4%) of the gross sales excluding fuel sales. On April 1, 1992, the monthly percentage increased to seven per cent (7%). The Company also maintains its corporate headquarters on the premises. Under the lease the Company provides two offices to the Lessor.
In addition, under the terms of the lease the Company has an option to renew the lease for an additional five year term at a rental of seven per cent (7%) of gross sales excluding fuel sales with a minimum rent of $5,000 monthly.
Also, the Company has an option to purchase the property commencing at the end of the initial five year term which the option is exercisable on the anniversary date of the lease each year in the five year option term. The purchase price is $2,330,000 capitalized at four per cent (4%) per annum from April 1, 1990. For the year ended December 31, 1995, the Company paid rent of $112,643 to Pentelute Properties.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K

                                                                           PAGE
                                                                           ----
(a) 1.  Financial Statements

The following Financial Statements of BUFFS-N-PUFFS, LTD. are included in PART II, ITEM 8:

See page 16 for table of contents

(a) 2.  Financial Statement Schedules

The following financial statement schedules of BUFF-N-PUFFS, LTD. are included in PART IV, ITEM 14(d) (3):

Report of Independent Certified Public Accountants on Supplementary
  Financial Information . . . . . . . . . . . . . . . . . . . . . . . . .    30

Schedule I  --  Marketable Securities . . . . . . . . . . . . . . . . . .    31

Schedule V  --  Property, Plant and Equipment . . . . . . . . . . . . . .    32

Schedule VI --  Accumulated Depreciation and Amortization of Property,
  Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . .    33


All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                               Smith & Company
                        Certified Public Accountants
10 West 100 South, #700                                 Telephone: 801-575-8297
Salt Lake City, UT 84101                                Facsimile: 801-575-8306



Board of Directors and Shareholders
Buffs-N-Puffs, Ltd.
Salt Lake City, Utah


Our audit of the basic financial statements presented in the preceding section of this report was made primarily to form an opinion on such financial statements taken as a whole. The additional information, contained in the following pages, is not considered essential for the fair presentation of the financial position of Buffs-N-Puffs, Ltd., the results of its operations or cash flows in conformity with generally accepted accounting principles. The following information consisting of Schedule I, Schedule V and Schedule VI is included to comply with reporting requirements of the Securities and Exchange Commission. Such data was subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                       /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
February 8, 1996

                               BUFFS-N-PUFFS, LTD.

                       SCHEDULE I - MARKETABLE SECURITIES

                                                                      Market
                                          Number        Original       Value
Name of Issuer                           of Shares        Cost        12/31/95
--------------                           ---------      --------      --------
Interpac Alliance                            5,000    $       50    $    - 0 -
KMS Industries                               2,750        33,438           343
Cirtech                                     50,000         1,000         - 0 -
Agri-world                                   4,000            25         - 0 -
Fast Eddies Racing Stables                   5,000         5,000         - 0 -
Dimedix                                      1,334           200         - 0 -
NVF Company                                 10,000         4,202         - 0 -
Alfin Fragrances                             5,000         8,809         6,374
Berkey, Inc.                                 1,000         5,930         - 0 -
Bally Gaming International                     500         5,924         4,063
Fredericks of Hollywood A                    1,000         5,869         4,250
Fredericks of Hollywood B                      500         2,404         1,937
Westinghouse Electric                          200         2,596         3,275
Maytag Corp.                                 4,600        76,627        93,150
Minimed Inc.                                 5,000        58,052        62,500
International Game Technology                4,000        56,518        43,000
Novell Inc.                                    100         1,522         1,425
                                                      ----------    ----------
     Totals*                                          $  268,166    $  220,317
                                                      ==========    ==========

*Marketable securities are carried on the balance sheets as current assets.

                                                                      Market
                                          Number        Original       Value
Name of Issuer                           of Shares        Cost        12/31/94
--------------                           ---------      --------      --------

Interpac Alliance                            5,000    $       50    $    - 0 -
KMS Industries                               2,750        33,438         - 0 -
Cirtech                                     50,000         1,000         - 0 -
Agri-world                                   4,000            25         - 0 -
Fast Eddies Racing Stables                   5,000         5,000         - 0 -
Dimedix                                      1,334           200         - 0 -
NVF Company                                 10,000         4,202         - 0 -
Alfin Fragrances                            10,000        15,056         7,934
Berkey, Inc.                                 1,000         5,930         - 0 -
Marion Merrell Dow, Inc.                     1,200        21,654        24,450
Bally Gaming International                     300         4,114         3,187
Wellcome PLC ADR                             1,500        14,472        16,312
Digital Equipment                              300         9,435         9,975
Fredericks of Hollywood A                    1,000         5,869         4,000
Fredericks of Hollywood B                      500         2,404         1,750
Westinghouse Electric                          200         2,596         2,450
Rallys Hamburger                             1,000         4,081         3,000
Carter-Wallace                                 200         2,666         2,600
Maytag Corp.                                   500         8,555         7,500
Noram Energy Corp.                           1,450         8,395         7,794
Shopko Stores, Inc.                          1,500        16,607        14,250
Telefonica De Argentina Ord B                  100         5,776         5,300
                                                      ----------    ----------
     Totals*                                          $  171,525    $  110,502
                                                      ==========    ==========

                               BUFFS-N-PUFFS, LTD.

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


                                        Balance at                                       Balance
                                         Beginning       Additions                       at End
                                         of Period        At Cost       Retirement      of Period
                                        ----------      ----------      ----------      ---------
Year ended December 31, 1993:
           Land                         $    - 0 -      $  310,185     $     - 0 -      $  310,185
           Leasehold improvements          192,294           1,750           - 0 -         194,044
           Fixtures & equipment            840,348          17,828          18,170         840,006
                                        ----------      ----------     -----------      ----------

                                        $1,032,642      $  329,763     $    18,170      $1,344,235
                                        ==========      ==========     ===========      ==========

Year ended December 31, 1994:
           Land                         $  310,185      $    - 0 -     $     - 0 -      $  310,185
           Leasehold improvements          194,044           - 0 -           - 0 -         194,044
           Fixtures & equipment            840,006          16,317           7,650         848,673
                                        ----------      ----------     -----------      ----------
                                        $1,344,235      $   16,317     $     7,650      $1,352,902
                                        ==========      ==========     ===========      ==========

Year ended December 31, 1995:
           Land                         $  310,185      $    - 0 -     $     - 0 -      $  310,185
           Leasehold improvements          194,044             577           - 0 -         194,621
           Fixtures & equipment            848,673          25,547          18,268         855,952
                                        ----------      ----------     -----------      ----------

                                        $1,352,902      $   26,124     $    18,268      $1,360,758
                                        ==========      ==========     ===========      ==========

                               BUFFS-N-PUFFS, LTD.

                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                          PROPERTY, PLANT AND EQUIPMENT


                                                        Additions
                                        Balance at      Charged to                       Balance
                                         Beginning      Costs and                         at End
                                         of Period       Expenses       Retirement      of Period
                                        ----------      ----------      ----------      ----------
Year ended December 31, 1993:
           Land                          $  - 0 -        $  - 0 -        $  - 0 -        $  - 0 -
           Leasehold improvements          41,331          15,102           - 0 -          56,433
           Fixtures & equipment           297,963          86,582          18,170         366,375
                                         --------        --------        --------        --------

                                         $339,294        $101,684        $ 18,170        $422,808
                                         ========        ========        ========        ========

Year ended December 31, 1994:
           Land                          $  - 0 -        $  - 0 -        $  - 0 -        $  - 0 -
           Leasehold improvements          56,433          15,144           - 0 -          71,577
           Fixtures & equipment           366,375          88,576           7,650         447,301
                                         --------        --------        --------        --------
                                         $422,808        $103,720        $  7,650        $518,878
                                         ========        ========        ========        ========

Year ended December 31, 1995:
           Land                          $  - 0 -        $  - 0 -        $  - 0 -        $  - 0 -
           Leasehold improvements          71,577          15,203           - 0 -          86,780
           Fixtures & equipment           447,301          84,153           9,291         522,163
                                         --------        --------        --------        --------
                                         $518,878        $ 99,356        $  9,291        $608,943
                                         ========        ========        ========        ========

Depreciation for year                    $ 99,356
Amortization for year                       6,064
                                         --------
                                         $105,420
                                         ========


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this ____ day of March, 1996.


                                        BUFFS-N-PUFFS, LTD.



                                        By    /s/ ANDREW A. CHUDD
                                          ______________________________
                                                Andrew A. Chudd
                                           PRESIDENT, CHIEF EXECUTIVE
                                             OFFICER, AND DIRECTOR


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                           Title                        Date
_______________________________          _____________________        _______________

     /s/ ANDREW A. CHUDD                  President, Chief Executive
________________________________          Officer and Director
      Andrew A. Chudd



     /s/ ALAN R. THEIS                    Secretary/Treasurer,
________________________________          Chief Financial
      Alan R. Theis                       Officer and Director



   /s/ W. STERLING MASON, JR.             Director
________________________________
     W. Sterling Mason, Jr.
