Form 10-Q
period 1996-03-31
BUFFS N PUFFS LTD
filed 1996-05-14
CIK 350133

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------
                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED MARCH 31, 1996
                           COMMISSION FILE NO. 2-70345-NY.

                                 BUFFS-N-PUFFS, LTD.
                                 -------------------
                (Exact name of Registrant as specified in its Charter)


                Nevada                                        88-0182534
                ------                                        ----------
    (State or other jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                   Identification  Number)

                               6500 South State Street
                               Murray, Utah 84107-7219
                               ------------------------
                       (Address of Principal Executive Offices)

                 Registrant's Telephone Number, including Area Code:
                                    (801) 268-9280

                                   Former Address:
                                         n/a
                 Former Name, Former Address, and Former Fiscal Year,
                             if changed since last report


            Number of Shares Outstanding at the End of the Fiscal Quarter:
                           8,004,900 shares of common stock
            (Indicate Number of Shares Outstanding of Each Class of Common
                         Stock as of the end of the Quarter)

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

    Buffs-N-Puffs, Ltd. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of March 31, 1996 and the related statements of income and cash flows for the three month periods ended March 31, 1995 and March 31, 1994. The unaudited financial statements included in this report on Form 10-Q have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                 BUFFS-N-PUFFS, LTD.

                              CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                        ASSETS

                                                  MARCH 31,      DECEMBER 31,
CURRENT ASSETS                                       1996             1995
- --------------                                    ---------      ------------
   CASH                                           $167,211          $177,086
   RECEIVABLES (NOTE E)                             27,910            16,241
   MARKETABLE SECURITIES (NOTES)                   243,568           220,317
   INVENTORY (NOTE A)                               18,732            26,525
   PREPAID EXPENSES & SUPPLIES                      52,871            21,843
                                             -------------     -------------
      TOTAL CURRENT ASSETS                         510,292           462,012

PROPERTY, PLANT AND EQUIPMENT (AT COST)
   BUILDING IMPROVEMENTS                           194,621           194,621
   BUILDING                                      1,494,000                 0
   FURNITURE, FIXTURE & EQUIPMENT                  857,953           855,952
   LAND                                            891,185           310,185
                                             -------------     -------------
                                                 3,437,759         1,360,758
   LESS ACCUMULATED DEPRECIATION                  (633,003)         (608,943)
                                             -------------     -------------
      TOTAL PROPERTY, PLANT & EQUIPMENT       2,804,756.00        751,815.00

OTHER ASSETS
   STARTUP COSTS                                    48,260            49,757
   DEPOSIT                                           1,433             4,365
   MONTANA PROPERTY                                 52,590            52,590
   DEFERRED TAX ASSET                              128,000           128,000
                                             -------------     -------------
        TOTAL OTHER ASSETS                      230,283.00        234,712.00
                                             -------------     -------------
        TOTAL ASSETS                         $3,545,331.00     $1,448,539.00
                                             -------------     -------------
                                             -------------     -------------


                                 BUFFS-N-PUFFS, LTD.

                              CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                         LIABILITIES AND STOCKHOLDERS EQUITY

                                                  MARCH 31,      DECEMBER 31,
CURRENT LIABILITIES                                  1996             1995
- -------------------                               ---------      ------------
   ACCOUNTS PAYABLE, PAYROLL AND SALES TAX         $61,426           $48,923
   LOAN PAYABLE                                     55,087            55,087
   LOANS PAYABLE - RELATED PARTIES                     163            14,149
   LOANS PAYABLE - BANK ONE                        335,843                 0
                                                ----------        ----------
        TOTAL CURRENT LIABILITIES                  452,519           118,159

LONG TERM LIABILITIES
   LOAN PAYABLE                                    111,216           136,612
   LOANS PAYABLE - BANK ONE                      1,614,159                 0
   LOANS PAYABLE - RELATED PARTIES                       0                 0
                                                ----------        ----------
        TOTAL LONG TERM LIABILITIES              1,725,375           136,612
                                                ----------        ----------
                TOTAL LIABILITIES                2,177,894           254,771
                                                ----------        ----------
                                                ----------        ----------

CAPITAL STOCK, COMMON                                2,611               611
ADDITIONAL PAID IN CAPITAL                       1,243,691         1,120,692
RETAINED EARNINGS (DEFICIT)                        170,087           121,417
                                                ----------        ----------
                                                 1,416,389         1,242,720
LESS TREASURY STOCK                                (48,952)          (48,952)
                                                ----------        ----------
                                                 1,367,437         1,193,768

        TOTAL LIABILITY AND STOCKHOLDERS EQUITY $3,545,331        $1,448,539
                                                ----------        ----------
                                                ----------        ----------

                                         -4-

                                 BUFFS-N-PUFFS, LTD.

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unauditied )

                               STATEMENT OF OPERATIONS



                                                                 MARCH 31,      MARCH 31,      MARCH 31,
REVENUES:                                                           1996           1995           1994
                                                                 ---------      ---------      ---------
   CAR WASH                                                       $343,277       $343,869       $352,777
   BOUTIQUE NET                                                      7,076          6,604          6,511
   FUEL SALES - NET                                                  4,846          4,841          5,307
   CARPET EXPRESS EQUIPMENT - NET                                      402           0.00          1,153
   DISCOUNTS                                                        (2,100)        (2,799)        (3,635)
                                                                 ---------      ---------      ---------
        TOTAL REVENUES                                             353,501        352,515        362,113

COSTS AND EXPENSES
   SALARIES, LABOR AND COMMISSIONS                                 150,285        153,471        157,911
   TAXES AND BENEFITS                                               25,793         25,712         25,239
   INTEREST AND CREDIT CARD FEES                                    18,335         19,366         17,886
   TRAVEL, AUTO, PROMOTIONAL AND ADVERTISING                         5,311          8,795          3,774
   OFFICE, TELEPHONE, PRINTING AND SUPPLIES                         35,574         37,531         37,919
   UTILITIES, MAINTENANCE, RENT AND INSURANCE                       42,357         57,126         61,940
   DEPRECIATION AND AMORTIZATION                                    25,558         29,602         26,410
   PROFESSIONAL FEES AND OTHER                                      22,862         23,051         22,270
                                                                 ---------      ---------      ---------
        TOTAL COSTS AND EXPENSES                                   326,075        354,654        353,349
                                                                 ---------      ---------      ---------
NET INCOME (LOSS) BEFORE OTHER INCOME                               27,426         (2,139)         8,764

CONTRACT SERVICES AND MISCELLANEOUS                                   (899)        (4,086)         3,125
INTEREST AND DIVIDENDS                                               1,555          2,060            805
GAIN (LOSS) ON SALE OF SECURITIES                                   18,791         17,103          2,251
                                                                 ---------      ---------      ---------
                                                                    21,245         15,077          6,181
INCOME TAXES                                                             0              0              0

NET INCOME                                                         $48,671        $12,938        $14,945
                                                                 ---------      ---------      ---------
                                                                 ---------      ---------      ---------

NET INCOME PER SHARE                                                 NIL            NIL            NIL
                                                                 ---------      ---------      ---------
                                                                 ---------      ---------      ---------


                                 BUFFS-N-PUFFS, LTD.

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                     (Unaudited)

                           STATEMENT OF STOCKHOLDERS EQUITY



                                           COMMON STOCK         ADDITIONAL       RETAINED             TREASURY STOCK
                                           -------------        ----------       --------             ---------------
                                     SHARES          AMOUNT      PAID IN $       EARNINGS         SHARES         AMOUNT
                                  ----------         ------     ----------      ---------       --------       --------
BALANCES 12/31/92                  6,113,900            611     $1,120,692      $(403,692)       109,000       $(48,952)
                                  ----------          -----     ----------      ---------       --------       --------
NET INCOME FOR YEAR
ENDED 12/31/93                                                                    281,648

BALANCES 12/31/93                  6,113,900            611      1,120,692       (122,044)       109,000        (48,952)
                                  ----------          -----     ----------      ---------       --------       --------

NET INCOME FOR YEAR
ENDED 12/31/94                                                                    109,604
BALANCES 12/31/94                  6,113,900            611      1,120,692        (12,440)       109,000        (48,952)
                                  ----------          -----     ----------      ---------       --------       --------

NET INCOME FOR YEAR
ENDED 12/31/95                                                                    133,857
BALANCES 12/31/95                 6,113,900             611      1,120,692        121,417        109,000        (48,952)
                                  ----------          -----     ----------      ---------       --------       --------

NET INCOME FOR 3
MONTHS ENDED 3/31/96                                                               48,670

ISSUE COMMON STOCK                 2,000,000          2,000        122,999              0              0              0
                                  ----------          -----     ----------      ---------       --------       --------
PURSUANT TO PROPERTY
PURCHASE AGREEMENT

BALANCES 3/31/96                   8,113,900          2,611      1,243,691        170,087        109,000        (48,952)
                                  ----------          -----     ----------      ---------       --------       --------




                                 BUFFS-N-PUFFS, LTD.

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                 CASH FLOW STATEMENT

                                                    THREE MONTHS ENDED
OPERATING ACTIVITIES                         MARCH 31, 1996    MARCH 31, 1995
                                              --------------    --------------
   NET INCOME                                    $48,847           $12,938
   ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH PROVIDED BY
     OPERATING ACTIVITIES:
    WRITE OFF OBSOLETE ASSET                         0               4,978
   DEPRECIATION AND AMORTIZATION                  25,558            29,602
   (INCREASE) DECREASE IN RECEIVABLES            (11,669)           3,121
   (INCREASE) DECREASE IN PRE-PAID
     EXPENSE, SUPPLIES AND DEPOSITS              (31,028)            3,776
   (INCREASE) DECREASE IN INVENTORY                7,793            (1,241)
   INCREASE (DECREASE) IN ACCOUNTS PAYABLE
     AND PAYROLL TAX PAYABLE                      12,503            (6,330)
                                              --------------    --------------
        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                              52,004            46,844

INVESTING ACTIVITIES
    INCREASE IN START UP COSTS                       0              (6,500)
   DECREASE IN DEPOSITS                            2,932                 0
   COST OF SECURITIES SOLD                        99,310            60,534
   LAND PURCHASE                                (581,000)                0
   PURCHASE OF SECURITIES                       (122,561)          (99,475)
   PURCHASE OF PROPERTY AND EQUIPMENT         (1,496,001)          (13,437)
                                              --------------    --------------
        NET CASH PROVIDED (USED) BY
          INVESTING ACTIVITIES                (2,097,320)          (58,878)
FINANCING ACTIVITIES
   REPAYMENT OF LOANS AND LEASES                 (39,559)          (39,649)
   INCREASE IN LONG TERM DEBT                  1,950,000                 0
   ISSUE COMMON STOCK                            125,000                 0
                                              --------------    --------------
                                               2,035,441           (39,649)
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (9,875)          (51,683)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                      177,086           183,741
                                              --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $167,211          $132,058
                                              --------------    --------------
                                              --------------    --------------



                                 BUFFS-N-PUFFS, LTD.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements for 1991 included the accounts of the Company and its wholly owned subsidiary, P.P.M., Inc. All significant intercompany balances and transactions have been eliminated in consolidation. During 1992, P.P.M., Inc. went out of existence.

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

MARKETABLE SECURITIES
Marketable securities, as a group, are carried at market value in accordance with FAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1995, an increase of $10,207 was made to adjust to market ($9,666 decrease was made for 1994 and $1,789 decrease was made for 1993).

INCOME TAXES
No federal income taxes were due for the year ended December 31, 1995. At December 31, 1995, the Company had unused general business credits of $7,844 which expire in 1996 thru 2000, and contributions carryover of $23,218, expiring in 1998 through 2000. The Company has a capital loss carryover of $14,340 which
expires in 1997.   The Company also has a net operating loss carryover which if not used will expire as follows:

                                 Amount               Expiration Date
                        -----------------------  -------------------------
Year Ended                Federal        Utah      Federal         Utah
- ----------              -----------    --------  ----------     ----------
December 31, 1990        $299,501      $    -0-  12/31/2005
December 31, 1991         123,837       123,637  12/31/2006       12/31/96
- ----------              -----------    --------  ----------     ----------

                         $423,338      $123,637
                        -----------    --------
                        -----------    --------

INVENTORY
Inventory consists of items for sale and use in the operations of the carwash. Inventory is recorded at lower of cost or market, on a first-in, first-out basis.

NOTE B - COMMITMENTS

The Company is occupying space in a building owned by a related party, (see note
H). The lease is with an entity controlled by the major shareholder of the Company. The lease is five years in length. The lease also has escalating provisions and is based on percentages of gross m monthly sales excluding fuel
sales. During 1995 $112,643 was paid as rent ($118,437 for 1994).   On
March 25, 1996 the Company purchased the building and land the carwash is located on from Mr. Pentelute for $ 2,075,000.

    The company is also obligated under a maintenance contract on its signs.
The contract was signed to be effective in January of 1991 and is three years in length with monthly payments of $789. The contract was renewed in 1993 for an additional three years, through December 31, 1996. During 1994, the Company paid $5,000 for a 24 month lease on an automobile. The $5,000 is being charged to expense at a rate of $208 per month.

NOTE C - LOANS PAYABLE

On March 26, 1996 the Company entered into an agreement with Daniel F. Pentelute, to purchase the carwash buildings and land. The company took out a mortgage of $1,800,000 and a line of credit of $150,000. In addition 2,000,000 shares of stock were issued to Mr. Pentelute at a price of 1/8 or $125,000. The total purchase price was $2,075,000. The purchase price was below the appraised value of 2,400,000 actual and $3,600,000 replacement cost. The loan agreements were signed with Bank One, Utah. The 1,800,000 loan is a 20 year amortization with a 5 year call at 8.26% interest. The line of credit is a 1 year renewable term at 8.25% interest.

                      Interest         1996                   1995
                               ---------------------  --------------------
                      Rate %    Current   Long-Term   Current    Long-Term
                    --------------------------------  --------------------
G. Phillip Condie*       7.50   $50,000     $95,000   $50,000     $145,000
Copelco                  6.00         0           0     1,043            0
Escrow Services          9.50     4,631      16,675     4,631       21,184
Dan Pentelute       8.75-10.5       163           0    53,701            0
Bank One                 8.26   185,843   1,614,157         0            0
Bank One                 8.25   150,000           0         0            0
                                --------------------  --------------------
                                390,637   1,725,832   109,375      166,184
                                --------------------  --------------------
                                --------------------  --------------------



   *Monthly payments of interest are only $1,888 with principal payments of $25,000 due March 1 and September 1 of 1994, 1995 and 1996 and the balance due by 9/1/1998. This loan is secured by land with a cost of $310,185.

Scheduled principal reductions for the next five years are as follows:

12/31/96           $    242,106
12/31/97                 92,106
12/31/98                 87,106
12/31/99                 42,106
Thereafter            1,653,045
                     ----------
                   $  2,116,469
                     ----------
                     ----------

NOTE D - DEFERRED TAX ASSET

    In February, 1992, the Financial Account Standards board adopted Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES, which supersedes substantially all existing authoritive literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement is require to be applied in the Company's financial statements for the calendar year commencing January 1, 1993 (earlier application is permitted) either by restating prior-period financial statements or by recognizing the cumulative effect of the change in the year of adoption. The Company has decided to recognize the cumulative effect of the change during 1993. The following pro forma information reflects what the statements of operations would have looked like if the deferred tax asset had been recognized in 1991 and 1992.

                                                   1992        1991
                                                 --------  ----------
Income (loss) before cumulative effect of
  recognizing a deferred tax asset.              $ 39,534   $(111,786)

Cumulative effect on prior years of
  recognizing a deferred tax asset.                15,000)    169,000
                                                 --------  ----------

Adjusted net income                              $ 24,534    $ 57,214
                                                 --------  ----------
Earnings (loss) per share - originally                .01        (.02)

Adjusted earnings per share                           .00         .01


If the above adjustments had been reflected in 1991 and 1992, the Company would have recorded an income tax benefit of $44,000 in 1993 rather than $198,000. Net income would have been $87,648 rather than $241,648 and earnings per share would have been $.01 rather than $.05.

NOTE E - RECEIVABLES

Receivables at March 31, 1996 and 1995 consisted of the following:

                              March 31,           March 31,
                                1996                 1995
                             ----------          ----------

Trade accounts receivable    $   27,910          $   22,997
                             ----------          ----------

NOTE F - START-UP COSTS

These are costs associated with development of the carwash. The costs are being amortized, depreciated or expensed. The costs include travel to view other carwashes, equipment, inventory, legal fees for patents and trademarks, etc. During 1994 and 1995 the Company spent $23,700 associated with property being held for development into a second carwash operation. The cost will be amortized when carwash operations begin.

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

On April 19, 1991, the Company entered into a five year lease with Daniel Pentelute, the major shareholder of the Company. Under the lease Mr. Pentelute received as rent four percent of the gross proceeds excluding gasoline sales commencing on July 1, 1991, and continuing until April 1, 1992. At that time and thereafter Mr. Pentelute will receive seven percent of the gross proceeds from the carwash facility. On May 21, 1991, an addendum to the lease was entered into providing for a five year option term at the end of the initial five year term. The terms require a rent payment equal to 7% of monthly gross sales, excluding gasoline sales with a minimum rent of $5,000 per month. In addition the Company has an option to purchase the land and buildings at 6500 South State Street, Salt Lake City, Utah, commencing at he end of the initial term and exercisable at the anniversary date of the lease in each of the five years under the option term. The purchase price of the property shall be determined by the sum of $2,330,000 capitalized from April 1, 1990 to the date of closing at the rate of four
percent per annum.   On March 25, 1996 a second addendum to the lease was
entered into by the parties, waiving the notice and earnest money provisions of the lease. This addendum also modified the purchase price of the property to $2,075,000.

NOTE I - MONTANA LAND

During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold a one-half interest to the Company at his cost. The other one-half interest is owned by Desert Land
Enterprises, whose sole shareholder is Daniel Pentelute.   It is anticipated
that the Company will be able to sell the land during 1996 at a substantial profit.

                                        PART I

                                FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS.

CHANGES IN FINANCIAL CONDITION
At March 31, 1996 the Company had current assets of $510,292 compared to $462,012 as of December 31, 1995. Cash decreased $9,875 from $177,086 to $167,211 for the three month period ended March 31, 1996. The decrease is due to
costs incurred in the purchase of the carwash property.   Current liabilities
increased $307,360 from $118,159 as of December 31, 1995 to $452,519 as of March 31, 1996. This increase is due to loans for the purchase of the carwash property.

Inventory decreased $7,793 from $26,525 as of December 31, 1995 to $18,732 as of March 31, 1996.

CHANGES IN RESULTS OF OPERATIONS
Carwash volume decreased 1,807 cars from 26,241 for the 3 month period ended March 31, 1995 to 24,434 for the same period ended March 31, 1996.

Revenue for the 3 month period ended March 31, 1996 was $353,501 compared to $352,515 for the same 3 month period ended March 31, 1995, an increase of $986, or less than 1%.

During the 3 months ended March 31, 1996 costs and expenses were $326,075 compared to $354,654 for the same period ended March 31, 1995, a decrease of $28,579 or 8%. The decrease is due to reduced salaries, travel expenses and lower maintenance costs.

At March 31, 1996 the Company posted a net profit of $48,671 compared to a net profit of $12,938 for the same period ended March 31, 1995. Net earnings per share for the period were negligible.

As of March 31, 1996 cash and equivalents were $167,211 compared to $132,058 for the same period ended March 31, 1995.

The current ratio as of March 31, 1996 was 1.12 compared to 2.25 as of March 31, 1995. Long term liabilities were $1,725,375 as of March 31, 1996 compared to $166,184 as of March 31, 1995. This increase is due to the loans for the purchase of the Murray, Utah carwash property. Management believes that sufficient working capital exists for continuing its operations.

                                       PART II.

ITEM 1.  LEGAL PROCEEDINGS

During the reporting period the Company was not party to any legal proceedings.

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


                             Buffs-N-Puffs, Ltd.



                             By: /s/Alan R. Theis
                                -----------------------------------------------
                                  Alan R. Theis
                                  On Behalf of the Registrant
                                  and as Secretary/Treasurer
                                  and Chief Financial Officer


Dated May 9, 1996.