Form 10-Q
period 1996-06-30
BUFFS N PUFFS LTD
filed 1996-08-14
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                         COMMISSION FILE NO. 2-70345-NY.

                               BUFFS-N-PUFFS, LTD.
             (Exact name of Registrant as specified in its Charter)


        Nevada                                                88-0182534
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

     Buffs-N-Puffs, Ltd. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of June 30, 1996 and the related statements of income and cash flows for the three month periods ended June 30, 1996 and June 30, 1995. The unaudited financial statements included in this report on Form 10-Q have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                               Buffs-N-Puffs, Ltd.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                         June 30,                    December 31,
CURRENT ASSETS                                                             1996                          1995
- --------------
                                                                  ----------------------         --------------------
   Cash                                                                         $228,553                     $177,086
   Receivables (Note E)                                                           32,435                       16,241
   Marketable Securities (Notes)                                                 240,783                      220,317
   Inventory (Note A)                                                             20,079                       26,525
   Prepaid Expenses & Supplies                                                    59,040                       21,843
                                                                  ----------------------         --------------------
      Total Current Assets                                                       580,890                      462,012

PROPERTY, PLANT AND EQUIPMENT (at cost)
   Building Improvements                                                         198,187                      194,621
   Building                                                                    1,494,000                            0
   Furniture, Fixture & Equipment                                                862,458                      855,952
   Land                                                                          891,185                      310,185
                                                                  ----------------------         --------------------
                                                                               3,445,830                    1,360,758
   Less Accumulated Depreciation                                               (657,344)                    (608,943)
                                                                  ----------------------         --------------------
      Total Property, Plant & Equipment                                        2,788,486                      751,815

OTHER ASSETS
   Startup Costs                                                                  46,769                       49,757
   Deposit                                                                         1,433                        4,365
   Montana Land                                                                   52,590                       52,590
   Deferred Tax Asset                                                            128,000                      128,000
                                                                  ----------------------         --------------------
    Total Other Assets                                                           228,792                      234,712
                                                                  ----------------------         --------------------
        TOTAL ASSETS                                                          $3,598,168                   $1,448,539

                                                                  ======================         ====================

                               Buffs-N-Puffs, Ltd.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                LIABILITIES AND STOCKHOLDERS EQUITY

                                                                           June 30,                   December 31,
CURRENT LIABILITIES                                                          1996                         1995
- -------------------
                                                                   -------------------------       -------------------
   Accounts Payable, Payroll and Sales Tax                                           $72,882                   $48,923
   Loan Payable                                                                       56,690                    55,087
   Loans Payable - Related Parties                                                       163                    14,149
   Leases Payable                                                                    335,843                         0
                                                                   -------------------------       -------------------
        Total Current Liabilities                                                    465,578                   118,159

LONG TERM LIABILITIES
   Loan Payable                                                                      110,691                   136,612
   Lease Payable                                                                   1,605,629                         0
   Loans Payable - Related Parties                                                         0                         0
                                                                   -------------------------       -------------------
        Total Long Term Liabilities                                                1,716,320                   136,612
                                                                   -------------------------       -------------------
                Total Liabilities                                                  2,181,898                   254,771



Capital Stock, common                                                                  2,611                       611
Additional paid in capital                                                         1,243,691                 1,120,692
Retained Earnings (deficit)                                                          218,920                   121,417
                                                                   -------------------------       -------------------
                                                                                   1,465,222                 1,242,720
Less Treasury Stock                                                                 (48,952)                  (48,952)
                                                                   -------------------------       -------------------
                                                                                   1,416,270                 1,193,768

        TOTAL LIABILITY AND STOCKHOLDERS EQUITY                                   $3,598,168                $1,448,539
        ---------------------------------------
                                                                   =========================       ===================

                               Buffs-N-Puffs, Ltd.

                      Consolidated Statement of Operations
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

                                                             For three months ended                         For six months ended
                                                     ---------------------------------------       --------------------------------
                                                   June 30,               June 30,              June 30,               June 30,
REVENUES:                                            1996                   1995                  1996                   1995
- ---------
                                                 ---------------      ----------------       ---------------       ----------------
   Car Wash                                             $390,257              $326,657              $733,534               $670,526
   Boutique Net                                            8,703                 7,432                15,779                 14,036
   Fuel Sales - Net                                        4,424                 3,556                 9,270                  8,397
   Carpet Express Equipment - Net                            225                     0                   627                      0
   Discounts                                             (2,835)               (2,416)               (4,935)                (5,215)
                                                 ---------------      ----------------       ---------------       ----------------
        TOTAL REVENUES                                   400,774               335,229               754,275                687,744

COSTS AND EXPENSES
   Salaries, Labor and Commissions                       175,958               145,331               326,243                298,802
   Taxes and Benefits                                     22,969                19,461                48,762                 45,173
   Interest and Credit Card Fees                          56,887                18,109                75,222                 37,345
   Travel, Auto, Promotional and Advertising               8,749                 8,570                14,060                 17,365
   Office, Telephone, Printing and Supplies               41,189                34,305                76,763                 71,836
   Utilities, Maintenance, Rent and Insurance             21,920                51,426                64,277                108,552
   Depreciation and Amortization                          25,832                26,307                51,390                 55,909
   Professional Fees and Other                            18,551                20,508                41,413                 43,559
                                                 ---------------      ----------------       ---------------       ----------------
        TOTAL COSTS AND EXPENSES                         372,055               324,017               698,130                678,671
                                                 ---------------      ----------------       ---------------       ----------------
Net Income (Loss) before Other Income                     28,719                11,212                56,145                  9,073


Contract Services and Miscellaneous                        1,533                 2,429                 2,432                (1,657)
Interest and Dividends                                       928                 1,798                 2,483                  3,858
Gain (loss) on Sale of Securities                         17,752                     0                36,543                 17,103
                                                 ---------------      ----------------       ---------------       ----------------
                                                          20,213                 4,227                41,458                 19,304
Income Taxes                                               (100)                 (100)                 (100)                  (100)
NET INCOME                                               $48,832               $15,339               $97,503                $28,377
                                                 ===============      ================       ===============       ================
NET INCOME PER SHARE                                        $Nil                  $Nil       $0.01                             $Nil
                                                 ===============      ================       ===============       ================

                               Buffs-N-Puffs, Ltd.

                  Consolidated Statement of Stockholders Equity
                                   (Unaudited)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                   Common Stock                 Additional           Retained                Treasury Stock
                               Shares           Amount          Paid in $            Earnings             Shares        Amount
                               ------           ------          ---------            --------             ------        ------
Balances 12/31/92             6,113,900            611          1,120,692           (403,692)            109,000        (48,952)
                              ---------            ---          ---------           ---------            -------        --------

Net Income  for year
ended 12/31/93                                                                       281,648
Balances 12/31/93             6,113,900            611            1,120,692         (122,044)            109,000        (48,952)
                              ---------            ---            ---------         ---------            -------        --------
Net Income for year
ended 12/31/94                                                                       109,604
Balances 12/31/94             6,113,900            611            1,120,692          (12,440)            109,000        (48,952)
                              ---------            ---            ---------          --------            -------        --------
Net Income for year
ended 12/31/95                                                                       133,857
Balances 12/31/95             6,113,900            611            1,120,692          121,417            109,000         (48,952)
                              ---------            ---            ---------          -------            -------         --------
Issue common stock            2,000,000          2,000              122,999                0                  0               0
pursuant to property
purchase agreement
Net Income for 6
Months ended 6/30/96                                                                  97,503
Balances 6/30/96              8,113,900          2,611            1,243,691          218,920            109,000         (48,952)
                              =========          =====            =========          =======            =======         ========

                               Buffs-N-Puffs, Ltd.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                               CASH FLOW STATEMENT

                                                             For three months ended                   For six months ended
                                                        ----------------------------------      ---------------------------------
OPERATING ACTIVITIES                                        June 30            June 30              June 30,          June 30,
                                                              1996               1995                 1996              1995
                                                        ----------------    --------------      -----------------   -------------
   Net Income                                                    $48,832           $15,339                $97,503         $28,277
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
   Write off Obsolete Assets                                           0                 0                      0           4,978
   Depreciation and Amortization                                  25,832            26,307                 51,390          55,909
   (Increase) Decrease in Receivables                            (4,525)           (3,758)               (16,194)           (637)
   (Increase) Decrease in Pre-Paid Expense,                      (6,345)           (7,488)               (37,197)         (3,712)
    Supplies and Deposits
   (Increase) Decrease in Inventory                              (1,347)             3,469                  6,446           2,228
   Increase (Decrease) in Accounts Payable and                    11,456             6,460                 23,959             130
    Payroll Tax Payable
                                                        ----------------    --------------      -----------------   -------------
    NET CASH PROVIDED OPERATING ACTIVITIES                        73,903            40,329                125,907          87,173

INVESTING ACTIVITIES
    Land Purchase                                                      0                 0              (581,000)               0
    Increase in Start Up Costs                                         0           (6,400)                      0        (12,900)
    Decrease in Deposits                                               0                 0                  2,932               0
   Cost of Securities Sold                                        18,159                 0                117,469          60,534
   Purchase of Securities                                       (15,374)                 0              (137,935)        (99,475)
   Proceeds from Equipment Sale                                        0             4,000                      0           4,000
   Purchase of Property and Equipment                            (6,070)           (9,591)            (1,502,071)        (23,028)
                                                        ----------------    --------------      -----------------   -------------
        NET CASH PROVIDED (USED) BY INVESTING                    (3,285)          (11,991)            (2,100,605)        (70,869)

        ACTIVITIES
FINANCING ACTIVITIES
   Increase in Lomg Term Debt                                      3,727                 0              1,953,727               0
   Issue Common Stock                                                  0                 0                125,000               0
   Repayment of Loans and Leases                                (13,003)          (14,071)               (52,562)        (53,720)
                                                        ----------------    --------------      -----------------   -------------
                                                                 (9,276)          (14,071)              2,026,165        (53,720)
INCREASE (DECREASE) IN CASH AND CASH                              61,342            14,267                 51,467        (37,416)
 EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING                           167,211           132,058                177,086         183,741
 OF PERIOD
                                                        ----------------    --------------      -----------------   -------------
CASH AND CASH EQUIVALENTS AT END OF                             $228,553          $146,325               $228,553        $146,325
 PERIOD
                                                        ================    ==============      =================   =============


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

Marketable Securities
Marketable securities, as a group, are carried at market value in accordance with FAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1995, an increase of $10,207 was made to adjust to market (9,666 decrease was made for 1994 and $1,789 decrease was made for 1993).

Income Taxes
No federal income taxes were due for the year ended December 31, 1995. At December 31, 1995, the Company had unused general business credits of $7,844 which expire in 1996 through 2000, and contributions carryover of $23,218, expiring in 1998 through 2000. The Company has a capital loss carryover of $14,340 which expires in 1997. The Company also has a net operating loss carryover which if not used will expire as follows:

                              Amount                      Expiration Date
  Year Ended         Federal           Utah              Federal        Utah
  ----------       -----------       --------          ----------    -------
  12/31/90         $ 299,501        $        0         12/31/05
  12/31/91           123,837           123,637         12/31/06        12/31/96
                     -------        ----------
                   $ 423,338         $ 123,637
                   =========         =========


Inventory
Inventory  consists of items for sale and use in the  operations of the carwash.
Inventory is recorded at lower of cost or market, on a first-in, first-out basis.

NOTE B - COMMITMENTS

The Company previously leased space in a building owned by a related party, (see note H). The lease contained escalating previsions and was based on percentages of gross monthly sales excluding fuel sales. During 1995, $112,643 was paid as rent. On March 25, 1995 the Company purchased the building and land the carwash is located on for $2,075,000.

The Company is also obligated under a maintenance contract on its electronic sign. The contract was signed to be effective in January of 1991 and is three years in length with monthly payments of $789. The contract was renewed in 1993 for an additional three years, through December 31, 1996. During 1994 the Company paid $5000 for a 24 month lease on an automobile. The $5000 is being charged to expense at a rate of $208 per month. The lease will expire in August 1996. The Company leased six radios in June of 1996 for a period of 1 year. The total cost of the radios was $3,750.

NOTE C - LOANS PAYABLE

On March 26, 1996 the Company entered into an agreement with Daniel F. Pentelute, to purchase the carwash buildings and land. The company took out a mortage of $1,800,000 and a line of credit of $150,000. In addition 2,000,000 shares of stock were issued to Mr. Pentelute at a price of 1/8 or $125,000. The total purchase price was $2,075,000. The purchase price was below the appraised value of 2,400,000 actual and $3,600,000 replacement cost. The loan agreements were signed with Bank One, Utah. The 1,800,000 loan is a 20 year amortization with a 5 year call at 8.26% interest. The line of credit is a 1 year renewable term at 8.25% interest.


                           Interest                     1996                                     1995
                                        ----------------------------------      -----------------------------------
                            Rate %         Current            Long-Term               Current          Long-Term
                        -------------   -------------      ---------------      ---------------  ------------------
G. Phillip Condie*               7.50          50,000             95,000              $50,000            $145,000
Copelco                          6.00               0                  0                1,500                   0
Escrow Services**                9.50           4,631             14,137                4,631              20,810
Dan Pentelute               8.75-10.5             163                  0               40,548                   0
Bank One                         8.26         185,843          1,605,629                     0                  0
Bank One                         8.26         150,000                  0                     0                  0
                                        -------------       --------------      ---------------  ------------------
                                             $390,637         $1,714,766              $95,679            $165,810
                                        =============       ===============     ===============  ==================

*Monthly payments of interest are $1,888 with principal payments of $25,000 due March 1 and September 1 of 1994, 1995 and 1996 and the balance due by 9/1/1998. This loan is secured by land with a cost of $310,185. This land was original purchased for a second carwash location. The land is currently being offered for sale.

**This loan relates to land purchased in Montana with Desert Land Enterprises. It is anticipated that the property will be sold at a substantial profit in the future.

Scheduled principal reductions for the next five years are as follows:

12/31/96                            $       242,106
12/31/97                                     92,106
12/31/98                                     87,106
12/31/99                                     42,106
Thereafter                                1,641,979
                                          ---------
                                  $       2,105,403

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

                                                           1991
  Income (loss) before cumulative effect of
    recognizing a deferred tax asset.             $  39,534    $  (111,786)

  Cumulative effect on prior years of
    recognizing a deferred tax asset.                (15,000)       169,000
                                                  ----------   ------------

  Adjusted net income                             $   24,534    $     57,214
                                                  ----------    ------------

  Earnings (loss) per share - originally                 .01            (.02)

  Adjusted earnings per share                            .00             .01

If the above adjustments had been reflected in 1991 and 1992, the Company would have recorded an income tax benefit of $44,000 in 1993 rather than $198,000. Net income would have been $87,648 rather than $241,648 and earnings per share would have been $.01 rather than $.05.

NOTE E - RECEIVABLES

Receivables at June 30, 1996 and 1995 consisted of the following:

                                       March 31,                  March 31,
                                         1996                       1995

  Trade accounts receivable          $     32,435               $     26,805
                                     ------------               ------------

NOTE F - START-UP COSTS

Add: During 1994 and 1995 the Company spent 23,700 associated with property being held for development into a second carwash operatiion. The Company has offered this property for sale as of June 1, 1996. Costs will be amortized when the property is sold.

NOTE G - STOCK OPTIONS

During 1991, options to purchase the Company's common stock were granted to eight individuals who are or were officers, directors, employees and consultants for the Company. A total of 610,000 share of stock may be purchased at a price of $.09375 per share. The options must be exercised by July 31, 1996.

NOTE H - RELATED PARTY TRANSACTIONS

During 1990 Donna Anderson and Daniel Pentelute arranged for three loans by pledging their personal assets. Some of the proceeds from these loans were made available to the Company.

The Company has been making the payments for these loans and the interest and principal have been amortized according to the proceeds each party received.

On April 19, 1991, the Company entered into a five year lease with Daniel Pentelute, the major shareholder of the Company. Under the lease Mr. Pentelute received as rent four percent of the gross proceeds excluding gasoline sales commencing on July 1, 1991, and continuing until April 1, 1992. At that time and thereafter Mr. Pentelute will receive seven percent of the gross proceeds from the carwash facility. On May 21, 1991, an addendum to the lease was entered into providing for a five year option term at the end of the initial five year term. The terms require a rent payment equal to 7% of monthly gross sales, excluding gasoline sales with a minimum rent of $5,000 per month. In addition the Company has an option to purchase the land and buildings at 6500 South State Street, Salt Lake City, Utah, commencing at he end of the initial term and exercisable at the anniversary date of the lease in each of the five years under the option term. The purchase price of the property shall be determined by the sum of $2,330,000 capitalized from April 1, 1990 to the date of closing at the rate of four percent per annum. On March 25, 1996 a second addendum to the lease was entered into by the parties, waiving the notice and earnest money provisions of the lease. The addendum also modified the purchase price of the property to $2,075,000. Subsequently, the property was purchased on March 29, 1996.

NOTE I - MONTANA LAND

During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold one-half interest to the Company at his cost. The other one-half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. It is anticapated that the Company will be able to sell the land in the future at a substantial profit.
 .

                                     PART I

                              FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS.

Changes in Financial Condition
At June 30, 1996 the Company had current assets of $580,890 compared to $462,012 as of December 31, 1995. Cash increased $51,467 for the six month period ended June 30, 1996. The increase in current assets and cash are attributable to increased profit by the Company. Current liabilities increased $347,419 from $118,159 as of December 31, 1995 to $465,578 as of June 30, 1996. The increase is attributable to loans used to purchase the carwash building and property. Receivables increased $16,194 from $16,241 as of December 31, 1995 to 32.435 as of June 30, 1996. The increase in attributed to current portion of loans used to purchase the carwash building and property. Receivables increased $16,194 from $16,241 as of December 31, 1995 to 32,435 as of June 30, 1996. The increase can be traced to credit card receipts not received as of June 30, 1996.

Inventory decreased $6,446 from $26,525 as of December 31, 1995 to $20,079 as of June 30, 1996. The decrease is mainly attributable to carrying fewer items in the boutique/customer waiting area.


Changes in Results of Operations
Carwash volume increased 4,451 cars, or 20% from 21,769 for the three month period ended June 30, 1995 to 26,220 for the same period ended June 30, 1996. Volume has increased due to drier than normal spring weather patterns.

Revenue for the three month period ended June 30, 1996 was $400,774 compared to $335,229 for the same period ended June 30, 1995, an increase of $65,545 or 19.5%.

During the three months ended June 30, 1996 costs and expenses were $372,055 compared to $324,017 for the same period ended June 30, 1995 and increase of $48,038 or 14.8%. The increase is due to higher labor costs associated with higher carwash volume, higher supplies costs, and increased interest expense due to loans for the property purchases.

For the three months ended June 30, 1996 the Company posted a profit of $48,832 compared to $15,339 for the same period ended June 30, 1995 an increase of $33,493 or 218%. For the six month period ended June 30, 1996 the company posted a profit of $97,503 compared to $28,377 for the same period ended June 30, 1995 an increase of $69,126 or 244%. This increase in profits is due to higher carwash profit and gains on securities sales. Net earnings per share were .01 for the period ended June 30, 1996.

As of June 30, 1996 cash and equivalents were $228,553 compared to $146,325 for the same period ended June 30, 1995.

The current ratio as of June 30, 1996 was 1.24 compared to 2.50 as of June 30, 1995.

Management  is  confident  that  sufficient   working  capital  exists  for  its
operations.

                                    PART II.


ITEM 1.           LEGAL PROCEEDINGS

None.

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


                               Buffs-N-Puffs, Ltd.



                               By:   s\Alan R. Theis
                                   Alan R. Theis
                                   On Behalf of the Registrant
                                   and as Secretary/Treasurer
                                   and Chief Financial Officer


Dated July 31, 1996.