Form 10-Q
period 1996-09-30
BUFFS N PUFFS LTD
filed 1996-11-14
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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


         Number of Shares Outstanding at the End of the Fiscal Quarter:
                        8,354,900 SHARES OF COMMON STOCK
         (Indicate Number of Shares Outstanding of Each Class of Common
                       Stock as of the end of the Quarter)

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

     Buffs-N-Puffs, Ltd. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of September 30, 1996 and the related statements of income and cash flows for the three month periods ended September 30, 1996 and September 30, 1995. The unaudited financial statements included in this report on Form 10-Q have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                               Buffs-N-Puffs, Ltd.

                                  Balance Sheet
                                   (Unaudited)

    ASSETS
                                                                September                       December
CURRENT ASSETS                                                     30,                             31,
                                                                   1996                           1995
                                                          ----------------------        -----------------------
   Cash                                                   $              269,575         $               177,086
   Accounts Receivable                                                    28,552                          16,241
   Inventory                                                              18,845                          26,525
   Marketable Securities                                                 286,195                         220,317
   Prepaid Expenses & Supplies                                            60,902                          21,843
                                                          ----------------------         -----------------------
      Total Current Assets                                               664,069                         462,012

PROPERTY, PLANT AND EQUIPMENT (at cost)
   Building Improvements                                                 198,187                         194,621
   Building                                                            1,494,000                               0
   Furniture, Fixtures, & Equipment                                      867,055                         855,952
   Land                                                                  891,185                         310,185
                                                           ---------------------          ----------------------
                                                                       3,450,427                       1,360,758
   Less Accumulated Depreciation                                       (677,314)                       (608,943)
                                                           ---------------------          ----------------------
      Total Property, Plant & Equipment                                2,773,113                         751,815

OTHER ASSETS
   Startup Costs                                                          45,378                          49,757
   Deposit                                                                 1,433                           4,365
   Montana Property                                                       52,590                          52,590
   Deferred Tax Asset                                                    128,000                         128,000


                                                           ---------------------           ---------------------
        Total Other Assets                                               227,401                         234,712
                                                           ---------------------           ---------------------
        TOTAL ASSETS                                       $           3,664,583           $           1,448,539
                                                           =====================           =====================

                               Buffs-N-Puffs, Ltd.

                                  Balance Sheet
                                   (Unaudited)

     LIABILITIES AND STOCKHOLDERS EQUITY

                                                                              September                       December
CURRENT LIABILITIES                                                              30,                             31,
                                                                                 1996                           1995
                                                                       ------------------------        -----------------------
   Accounts Payable, Payroll and Sales Tax                             $                 78,906        $                48,923
   Loans Payable                                                                          6,690                         55,087
   Loans Payable - Related Parties                                                          163                         14,149
   Loans Payable - Bank One                                                             335,843                              0
   Leases Payable                                                                         1,497                              0
                                                                       ------------------------        -----------------------
        Total Current Liabilities                                                       423,099                        118,159

LONG TERM LIABILITIES
   Loan Payable                                                                         131,662                        136,612
   Lease Payable - Bank One                                                           1,596,918                              0
   Loans Payable - Related Parties                                                            0                              0
                                                                       ------------------------        -----------------------
        Total Long Term Liabilities                                                   1,728,580                        136,612
                                                                       ------------------------        -----------------------
                Total Liabilities                                                     2,151,679                        254,771

Common Stock                                                                              2,646                            611
Additional paid in capital                                                            1,276,468                      1,120,692
Retained Earnings                                                                       282,742                        121,417
                                                                       ------------------------        -----------------------
                                                                                      1,561,856                      1,242,720
Less Treasury Stock                                                                    (48,952)                       (48,952)
                                                                       ------------------------        -----------------------
                                                                                      1,512,904                      1,193,768
                                                                       ------------------------        -----------------------
    TOTAL LIABILITY AND STOCKHOLDERS EQUITY                            $              3,664,583        $             1,448,539
                                                                       ========================        =======================

                               Buffs-N-Puffs, Ltd.

                             Statement of Operations
                                   (Unaudited)
                             STATEMENT OF OPERATIONS

                                                      For three months ended                      For nine months ended
                                           -----------------------------------------    --------------------------------------------
                                              September              September               September                September
REVENUES:                                      30, 1996              30, 1995                30, 1996                 30, 1995
                                           --------------------   ------------------    ----------------------     -----------------
   Car Wash                                            $411,299             $446,338                $1,144,833            $1,116,864
   Boutique - Net                                         5,770                8,854                    21,549                22,890
   Fuel Sales - Net                                       5,089                5,557                    14,359                13,954
   Carpet Express Equipment - Net                          (27)                1,060                       600                 1,060
   Discounts                                            (3,151)              (3,402)                   (8,086)               (8,617)
                                           --------------------   ------------------    ----------------------     -----------------
        TOTAL REVENUES                                  418,980              458,407                 1,173,255             1,146,151

COSTS AND EXPENSES
   Salaries, Labor and Commissions                      181,777              177,765                   508,020               476,567
   Taxes and Benefits                                    28,488               24,394                    77,250                69,567
   Interest and Credit Card Fees                         58,069               20,738                   133,291                58,213
   Travel,Auto,Promotion,Advertise                        5,208               13,356                    19,268                30,721
   Office,Telephone,Supplies,Print                       44,708               41,770                   121,471               113,606
   Utilities,Rent,Ins,Maint.                             25,681               62,007                    89,958               170,559
   Depreciation and Amortization                         26,673               26,675                    78,063                82,584
   Professional Fees and Other                           28,872               37,080                    70,285                80,639
                                           --------------------   ------------------    ----------------------     -----------------
        TOTAL COSTS AND EXPENSES                        399,476              403,785                 1,097,606             1,082,456
                                           --------------------   ------------------    ----------------------     -----------------
        Net Operational Income                           19,504               54,622                    75,649                63,695

Contract Services and Miscellaneous                       (363)                  738                     2,069                 (919)
Interest and Dividends                                    1,994                1,582                     4,477                 5,440
Gain (Loss) on Sale of Securities                        42,687                  420                    79,230                17,523
Extraordinary Income                                          0               70,325                         0                70,325
                                           --------------------   ------------------    ----------------------     -----------------
                                                         44,318               73,065                    85,776                92,369
Income Taxes                                                  0                  100                       100                   100
NET INCOME                                              $63,822             $127,587                  $161,325              $155,964
                                           ====================   ==================    ======================     =================
NET INCOME PER SHARE                                        NIL                 $NIL                      $NIL                 $0.01
                                           ====================   ==================    ======================     =================

                               Buffs-N-Puffs, Ltd.

                        Statement of Stockholders Equity
                                   (Unaudited)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                Common Stock           Additional            Retained                    Treasury Stock
                          Shares         Amount        Paid in             Earnings               Shares                Amount
                                                       Capital
                          ---------      -------       ------------        -------------         --------            ---------
Balances 12/31/92         6,113,900       $ 611          $1,120,692          $(403,692)           109,000            $(48,952)

Net Income for
year ended
12/31/93                                                                        281,648
                          ---------      -------       ------------        -------------         --------            ---------

Balances 12/31/93         6,113,900         611           1,120,692           (122,044)           109,000            $(48,952)

Net Income for
year ended
12/31/94                                                                        109,604
                          ---------      -------       ------------        -------------         --------            ---------

Balances 12/31/94         6,113,900         611           1,120,692            (12,440)           109,000             (48,952)
Net Income for
year ended
12/31/95                                                                        133,857
                          ---------      -------       ------------        -------------         --------            ---------

Balances 12/31/95         6,113,900         611           1,120,692           (121,417)           109,000             (48,952)
Issue Common
Stock pursuant to
property purchase
agreement and
stock option
agreement                 2,350,000         235             157,612
Net Income for
9 months
ended 9/30/96                                                                   161,325
                          ---------      -------       ------------        -------------         --------            ---------

Balances 9/30/96          8,463,900        $846          $1,278,304            $282,742           109,000            $(48,952)
                          =========      =======       ============         ============         ========            =========

                               Buffs-N-Puffs, Ltd.
                             Statement of Cash Flows
                                   (Unaudited)
                               CASH FLOW STATEMENT

                                                                   For three months ended            For nine months ended
                                                     --------------------------------------    -------------------------------------
OPERATING ACTIVITIES                                        September             September             September       September
                                                            30, 1996               30, 1995             30, 1996        30, 1995
                                                     ---------------    -------------------    -----------------   -----------------
   Net Income                                                $63,822             $127,687               $161,325            $155,964
   Adjustments to reconcile net income
   (loss) to net cash provided by operating
   Activities:
   Depreciation and Amortization                              26,673               26,675                 78,063              82,584
   (Increase) Decrease in Receivables                          3,883              (5,654)               (12,311)             (6,291)
   (Increase) Decrease in Pre-Paid                           (1,862)              (5,190)               (39,059)             (8,902)
   (Increase) Decrease in Inventory                            1,234              (1,195)                  7,680               1,033
   Write off Contingent Liability                                  0             (70,325)                      0            (70,325)
   Write off Obsolete Assets                                   2,277                    0                  2,277               4,978
   Increase (Decrease) in Accounts Payable,                    6,024               14,920                 29,983              15,050
   And Taxes Payable
                                                     ---------------    -----------------     ------------------   -----------------
    NET CASH PROVIDED OPERATING ACTIVITIES                   102,051               86,918                227,958             174,091

INVESTING ACTIVITIES
   Cost of Securities Sold                                    52,662               29,216                171,941              89,750
   Increase in Startup Costs                                       0              (3,000)                      0            (15,900)
   Land Purchase                                                   0                    0              (581,000)                   0
   Decrease in Deposits                                            0                    0                  2,932                   0
   Purchase of Securities                                   (98,073)             (77,203)              (237,818)           (176,678)
   Proceeds of Equipment Sale                                      0                    0                      0               4,000
   Purchase of Property, Plant, & Equip                     (12,189)                    0            (1,514,259)            (23,028)
                                                     ---------------    -----------------     ------------------   -----------------
        NET CASH PROVIDED (USED) BY                         (57,600)             (50,987)            (2,158,204)           (121,856)
        INVESTING ACTIVITIES

FINANCING ACTIVITIES
   Increase In Long Term Debt                                      0                    0              1,953,727                   0
   Issue Common Stock                                         32,813                    0                157,813                   0
   Repayment of Loans and Leases                            (36,242)             (40,060)               (88,805)            (93,780)
                                                     ---------------    -----------------     ------------------   -----------------
        NET CASH PROVIDED (REQUIRED) BY
        FINANCING ACTIVITIES                                 (3,429)             (40,060)              2,022,735            (93,780)
                                                     ---------------    -----------------     ------------------   -----------------
INCREASE (DECREASE) IN CASH AND CASH                          41,022              (4,129)                 92,489            (41,545)
 EQUIVALENTS
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  228,553              146,325                177,086             183,741
                                                     ---------------    -----------------     ------------------   -----------------
CASH AND EQUIVALENTS AT END OF PERIOD                       $269,575             $142,196               $269,575            $142,196
                                                     ===============    =================     ==================   =================

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


INCOME TAXES
No federal income taxes were due for the year ended December 31, 1995. At December 31, 1995, the Company had unused general business credits of $7,844 which expire in 1996 through 2000, and contributions carryover of $23,218, expiring in 1998 through 2000. The company has a net operating loss carryover which if not used will expire as follows:

                      Amount               Expiration Date
                    -------------------  ------------------
     Year Ended      Federal     Utah    Federal     Utah
     ----------     --------- ---------  --------  --------
       12/31/90      $299,501 $       0  12/31/05
       12/31/91       123,837   123,637  12/31/06   12/31/96
                      -------   -------
                      $423,338  $123,637
                      ========  ========

INVENTORY
Inventory  consists of items for sale and use in the  operations of the carwash.
Inventory is recorded at lower of cost or market, on a first-in, first-out basis.

NOTE B - COMMITMENTS

The Company previously leased space in a building owned by a related party, (see note H). The lease contained escalating prevision and was based on percentages of gross monthly sales excluding fuel sales. During 1995, $112,643 was paid as rent. On March 25, 1995 the Company purchased the building and land the carwash is located on for $2,075,000.

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



NOTE C - LOANS PAYABLE

On March 26, 1996 the Company entered into an agreement with Daniel F. Pentelute, to purchase the carwash building and land. The company took out a mortgage of $1,800,000 and a line of credit of $150,000. In addition 2,000,000 shares of stock were issued to Mr. Pentelute at a price of 1/8 or $125,000. The total purchase price was $2,075,000. The purchase price was below the appraised value of 2,400,000 actual and $3,600,000 replacement cost. The loan agreements were signed with Bank One, Utah. The 1,800,000 loan is a 20 year amortization with a 5 year call at 8.26% interest. The line of credit is a 1 year renewable term at 8.25% interest.


                           Interest         1996                 1995
                                      ------------------   ------------------
                             Rate %   Current   Long Term   Current  Long Term
                            --------  --------  ---------   -------- ---------
G. Phillip Condie                7.5    50,000     95,000   $ 50,000  $145,000
Copelco                          6.0         0          0      1,500         0
Escrow Service**                 9.5     4,631     14,137      4,631    20,810
Dan Pentelute              8.75-10.5       163          0     40,548         0
Bank One                        8.26   185,843  1,596,918          0         0
Bank One                        8.25   150,000          0          0         0
Associates                      18.0     1,497          0          0         0
                                      --------   --------   --------  --------
                                      $342,134 $1,730,639   $111,658  $203,551
                                      ======== ==========   ========  ========

*Monthly payments of interest are $1,888 with principal payments of $25,000 due March 1 and September 1 of 1994, 1995 and 1996 and the balance due by 9/1/1998. This loan is secured by land with a cost of $310,185. This land was originally purchased for a second carwash location. The land is currently being offered for sale.

**This  loan  relates  to  property   purchased  in  Montana  with  Desert  Land
Enterprises. It is anticipated that the property will be sold at a substantial profit in the future.

Scheduled principal reductions for the next five years are as follows:

12/31/96                            $     242,106
12/31/97                                   92,106
12/31/98                                   87,106
12/31/99                                   42,106
Thereafter                              1,609,349
                                    -------------
                                    $   2,072,773
                                    =============

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

                                                      1992             1991
                                                    --------          ---------
         Income (loss) before cumulative
     effect of recognizing a deferred
     tax asset.                                     $ 39,534          $(111,786)

         Cumulative effect on prior years
     of recognizing a deferred
     tax asset.                                       (15,000)           169,000
                                                    ---------         ----------
         Adjusted net income                         $ 24,534          $  57,214

         Earnings (loss) per share
          originally                                      .01              (.02)

         Adjusted earnings per share                      .00               .01



If the above adjustments had been reflected in 1991 and 1992, the Company would have recorded an income tax benefit of $44,000 in 1993 rather than $198,000. Net income would have been $87,648 rather than $241,648 and earnings per share would have been $.01 rather than $.05.

NOTE E - RECEIVABLES

Receivables at September 30, 1996 and 1995 consisted of the following:

                                              September       September
                                               30, 1996        30, 1995
                                              ---------       ---------
Trade accounts receivable                     $ 28,552        $  32,406
                                              =========       =========

NOTE F - START-UP COSTS

Add: During 1994 and 1995 the Company spent $23,700 associated with property being held for development into a second carwash operation. The Company has offered this property for sale as of June 1, 1996. Cost will be amortized when the property is sold.

NOTE G - STOCK OPTIONS

During 1991, options to purchase the Company's common stock were granted to eight individuals who are or were officers, directors, employees and consultants for the Company. A total of 610,000 share of stock may be purchased at a price of $.09375 per share. The options must be exercised by July 31, 1996. The following persons were granted options. Both the number of shares granted and options exercised are listed below:

                                 Shares Authorized            Options Exercised
         Andrew A. Chudd              200,000                       200,000
         Wallace T. Boyack            200,000                       100,000
         Alan R. Theis                 50,000                        50,000
         Myron Berryman                20,000                             0
         W. Sterling Mason             50,000                             0
         Phil Congino                  30,000                             0
         Bryan Stanley                 30,000                             0
         Kevin Long                    30,000                             0


NOTE H - RELATED PARTY TRANSACTIONS

During 1990 Donna Anderson and Daniel Pentelute arranged for three loans by pledging their personal assets. Some of the proceeds from these loans were made available to the Company. The Company has been making the payments for these loans and the interest and principal have been amortized according to the proceeds each party received.

On April 19, 1991, the Company entered into a five year lease with Daniel Pentelute, the major shareholder of the Company. Under the lease Mr. Pentelute received as rent four percent of the gross proceeds excluding gasoline sales commencing on July 1, 1991, and continuing until April 1, 1992. At that time and thereafter Mr. Pentelute will receive seven percent of the gross proceeds from the carwash facility. On May 21, 1991, an addendum to the lease was entered into providing for a five year option term at the end of the initial five year term. The terms require a rent payment equal to 7% of monthly gross sales, excluding gasoline sales with a minimum rent of

$5,000 per month. In addition the Company has an option to purchase the land and buildings at 6500 South State Street, Salt Lake City, Utah, commencing at he end of the initial term and exercisable at the anniversary date of the lease in each of the five years under the option term. The purchase price of the property shall be determined by the sum of $2,330,000 capitalized from April 1, 1990 to the date of closing at the rate of four percent per annum. On March 25, 1996 a second addendum to the lease was entered into by the parties, waiving the notice and earnest money provisions of the lease. The addendum also modified the purchase price of the property to $2,075,000. Subsequently the property was purchased on March 29, 1996.


NOTE I - MONTANA LAND

During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold one-half interest to the Company at his cost. The other one-half interest OS owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. It is anticipated that the Company will be able to sell the land in the future at a substantial profit.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         OPERATING RESULTS.

CHANGES IN FINANCIAL CONDITION
As of September 30, 1996 the Company had current assets of $664,069 compared to $462,012 as of December 31, 1995. Cash increased $92,489 for the nine month period ended September 30, 1996. The increase in cash is attributable to operating profits and sales of securities. Current liabilities increased from $118,159 as of December 31, 1995 to $423,099 as of September 30, 1996. This increase is attributable to financing the purchase of land and building the Company occupies.


Inventory decreased $7,680 from $26,525 as of December 31, 1995 to $18,845 as of September 30,1996. This decrease is due to carrying fewer resale items in the boutique. Marketable securities have increased $65,878 from $220,317 as of December 31,1995 to $286,195 as of September 30, 1996.


CHANGES IN RESULTS OF OPERATIONS
Carwash volume decreased 714 cars from 29,443 for the 3 month period ended September 30, 1995 to 28,729 for the same period September 30, 1996. Poor weather conditions for the last half of September are most responsible for the decrease.

Revenue for the 3 month period ended September 30, 1996 was $418,980 compared to $458,407 for the same period ended September 30, 1995, a decrease of $39,427 or 8.6%. The revenue decrease is attributable to lower sales volume in carpet cleaning and hand wax services.

During the 3 months ended September 30, 1996 costs and expenses were $399,476 compared to $403,785 for the same period ended September 30, 1995, a decrease of $4,309 or 1%. The decrease in expenses is mainly due to lower travel promotional and advertising costs.

At September 30, 1996 the Company posted a net profit of $63,822 compared to a profit of $127,587 for the same period ended September 30, 1995 a decrease of $63,765 or 50%. This decrease, while significant is somewhat misleading. At September 30, 1995 the Company posted a one time extraordinary income item of $70,325 relating to the Murray Power lawsuit. Without the extraordinary income item profit for the period ended September 30, 1995 was $57,262. The difference in profit from 1996 to 1995 would be $6,560 or an increase of 11%. The largest portion of profit for the period ended September 30, 1996 is due to gains on securities sales. Net earnings per share for the period were negligible.

Revenues for the 9 month period ended September 30, 1996 were $1,173,255 compared to $1,146,151 for the same period ended September 30, 1995. Revenue increased $27,104 or 2.3%. Most of the revenue increase can be traced to the price increase being in effect since March of 1996.


For the 9 months ended September 30, 1996 costs and expenses were $1,097,606 compared to $1,082,456 as of September 1995, an increase of $15,150 or 1.4%. The increase is due to higher labor costs as they relate to an extremely tight labor market. Utah unemployment figures were around 3% as of September 30, 1996, or about one half of the national average. This condition is expected to continue for the foreseeable future, and along with the increase in minimum wage will make it difficult to lower overall labor costs. The Company is planning on adding and updating its carwash equipment to try and lower labor costs for the fourth quarter and 1997.


The Company posted a net profit of $161,325 for the 9 months ended September 30, 1996 compared to $155,964 for the same period ended September 30, 1995, an increase of $5,361 or 3.4%. Without the extraordinary income item as of September 30, 1995 the profit was $85,639, or an increase of $75,686 or 88%. Much of the increase profit as of September 30, 1996 is due to gains on securities sales.

The current ratio as of September 30, 1996 was 1.56 compared to 2.84 as of September 30, 1995. Long term liabilities were $1,728,580 as of September 30, 1996 compared to $139,325 for the same period ended September 30, 1995. Management believes that sufficient working capital exists for its continuing operations.

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


                                    Buffs-N-Puffs, Ltd.


                                    Alan R. Theis
                                    By:----------------------------
                                        Alan R. Theis
                                        On Behalf of the Registrant
                                        and as Secretary/Treasurer
                                        and Chief Financial Officer


Dated November 5 , 1996.