Form 10-K
period 1996-12-31
BUFFS N PUFFS LTD
filed 1997-03-31
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)
    X             Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 [Fee Required]

                       For the fiscal year ended December 31, 1996

                                           or

                Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934 [No Fee Required]

                   For the Transition Period from ________ to ________

                        Commission file number 2-70345-NY

                               BUFFS-N-PUFFS LTD
             (Exact name of registrant as specified in its charter)
                    Former name of registrant - PUBCOA, INC.

          Nevada                                         88-0182534
    (State or other jurisdiction of                     (IRS Employer ID Number)
 incorporation of organization.)

    6500 South State Street, Murray, Utah                               84107
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

       2,511,375 shares at $0.125 per share = $313,922 as of March 6, 1996

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   8,354,900 shares common stock par value $0.0001, excluding Treasury Shares
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [ ]

                                     PART I


ITEM 1. BUSINESS

     Buffs-N-Puffs Ltd., formerly known as Pubcoa, Inc., (the "Company") was incorporated under the laws of the State of Nevada on November 14, 1980. It has engaged during the past sixteen (16) years in various business opportunities.

     In 1990, the Company entered the carwash business. On March 22nd, 1990, the Company's carwash operations started at 6500 South State, Murray, Utah. The facilities have eight gas pumps and two tunnels. The first of these tunnels houses carwash equipment which the Company believes is the best equipment available in terms of cleaning the vehicles, reliability, and durability. In this tunnel the Company offers a full range of services for automotive cleaning, including the cleaning of the undercarriage and tires. The Company operations are known as a full service carwash because of the many services it offers and because the customer performs no service. The carwash operations is not a self service nor a single station roll over wash. The second tunnel houses automotive interior cleaning equipment which the Company has developed. With its unique auto interior cleaning equipment the Company provides auto carpet and seat upholstery cleaning services. The carwash building also has a boutique, which is also the waiting room for customers. Windows allow customers to view the equipment in operation. The boutique offers a wide range of convenience items which include automotive products, convenience foods, and greeting cards.

     The Company presently has approximately 35 full time and 30 part time employees.

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

    - Wash Module - Whippersnappers and side wheel clothes (2nd set) for polish wax.
    - Rust Inhibitor - High pressure water with rust inhibitor applied to undercarriage.
    - Low volume rinse, wax arch - Rinses car exterior and applies sealer wax. Booster nozzles side dryers - Air jets dry sides of car. - Infrared perform air dryer - Complete forced air drying system.
4.  Drying Area
    - Wipe and Windows - Car is hand dried completely and windows are finished off with a glass cleaning solution by hand.
    - At the end of the tunnel is a large four bay drying area, where the wash is completed and the customers pick up their cars.
5.  Quality Control
    - Manager inspects washed vehicles to assure that the service meets the Company's standards.
    - The Company recycles all water used in the carwash and reuses approximately 80% of the water.
6.  Services
     The Company provides a variety of services ranging from a basic wash package to a complete interior detail package.

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

     The carwash has used the Carpet Express system and process for cleaning automotive interior carpeting and upholstery since the carwash facilities were opened in March of 1990. The Company's experience during fiscal 1995 was that approximately 5% of the carwash customers purchased the Carpet Express service and these services accounted for approximately 12% of revenues.

     The equipment used in the carpet and upholstery system is unique to the Company and, in management's opinion, is superior to any equipment available to clean automotive interiors on a commercial scale in the carwash environment.

     During 1991 the Company introduced the Carpet Express system to the carwash industry. A demonstration unit was manufactured and shown at the annual International Carwash Association show in Chicago. Several leads were developed although the Company was unable to sell any of the systems. Due to continued resistance from Carwash operators over the cost of the system, the Company sought to revise the package. During late 1992 and early 1993 production agreements were reached with CFR Corp. to manufacture cleaning machines for Carpet Express. Based upon continued price resistance the Company received from perspective clients in early 1994, the agreement with CFR Corp. to manufacture the Carpet Express machines was terminated. A new agreement was reached with Century 400, Inc. to manufacture machines for the Company. The new machine has a significantly reduced selling price, along with being easier to maintain. Blue Coral Systems supplies and distributes cleaning solutions for the machines. The Company is the exclusive distributor of the machines for the Carwash and Detail industries. During 1996, the company and Blue Coral systems terminated the distribution agreements for the Carpet Express System. The company sold no new systems during 1996. Sales for the year consisted entirely of replacement parts. The company is no longer actively marketing the Carpet Express system.

Lease and Facility

     The Company leased, from a company controlled by Daniel Pentelute, the majority shareholder of the Company, the land and buildings at 6500 South State, Murray, Utah, until March of 1996, at which time the company purchased the property. Two buildings are located on the property, each with a drive through tunnel. The buildings are attractive and are well maintained. The property is well landscaped and the environment created seeks to project a positive, clean, and professional image. In the full service carwash industry the Company's buildings and grounds have been shown as model facilities and have been used in advertising by those firms which participated in the development of the facilities.

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

     In addition, competition comes from coin operated self service washes. In the area there are approximately thirty-four coin operated carwashes. Also locally there are two mechanical touchless rollover operations. The vehicles are cleaned chemically without brushes.

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

ITEM 2. PROPERTIES

     The Company had a five (5) year lease on the buildings and real estate housing its carwash operations and corporate headquarters. The Lessor, Pentelute Properties, is an entity owned by Daniel F. Pentelute, the majority shareholder of the Company. The lease is what is referred to as a triple net lease, as the Company is responsible for all costs associated with the property as well as rental payments. The monthly payments to the Lessor commenced on June 1, 1991, and are on a percentage basis. Initially, rent was four per cent of the gross sales, excluding fuel sales. On April 1, 1992, the monthly percentage increased to seven per cent (7%) with a minimum amount of $5,000 per month. In April 1992 the lease was amended to correct a provision that had mistakenly placed responsibility for property taxes on the Lessor. The Company maintains its corporate headquarters on the premises. The two buildings housing the carwash and Carpet Express tunnels sit on approximately 3.5 acres of land. Under the lease the Company provides two offices to the Lessor. In addition, under the lease the Company had an option to renew the lease for an additional five year term at a monthly rental of seven per cent (7%) of monthly gross proceeds excluding fuel sales with a minimum rent of $5,000 monthly. Also, the lease granted the Company an option to purchase the property commencing at the end of the initial five year term. The Company could exercise the option any year on the anniversary date of the lease in the five year option term. The purchase price was $2,330,000 capitalized at four per cent (4%) per annum from April 1, 1990. This price was renegotiated to $2,075,000 in March 1996 when the property was purchased.

     On March 25,1995, the Company purchased the building and the land the carwash is located on for $2,075,000.The purchase was financed through Bank One of Utah and consists of the following: A one year renewable line of credit of $150,000 dollars at 8.25%, and a $1,800,000 note with a twenty year amortization and five year call at 8.26%. In addition, the Company issued 2,000,000 shares of common stock to Mr. Pentelute at a price of 1/8.

     On June 21, 1993, the Company purchased approximately 1.67 acres of land located at approximately 3750 West 4700 South, West Valley City, Utah. The property was purchased for the specific purpose of building a second carwash for the Company. This particular piece of property was purchased because of the high traffic counts surrounding it and its location in an area which is not being served by any other full service carwash. To this point in time, architectural designs have been prepared but no construction has begun on said property.During 1996, the Company abandoned plans to build a second carwash on this site. The property is currently under contract to be sold. It is anticipated the sale will close before April 30, 1997.

     The property was purchased for $310,000 of which $270,000 was financed at 7.5% interest. The Company makes interest only payments on a monthly basis and, pursuant to the trust deed securing the property, principal must be reduced by $25,000 on March 1 and September 1 of each year through 1996. The entire unpaid balance, at that point in time, is due in full on or before September 1, 1998.

     During September, 1994, Daniel Pentelute, the major stockholder of the Company, purchased 21 acres of land in Montana. Three days later the Company purchased a one half interest in this land from Mr. Pentelute at his cost. The other one half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. The cost of the one half interest was $52,590 of which the Company still owed $17,356 as of December 31, 1995. Monthly payments on the land are $1,162 and the loan is secured by the land. It is anticipated by the Company that it will be able to sell the land in the future at a substantial profit.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended 1996, no matters were submitted by the Company for a vote to its security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK & RELATED SHAREHOLDERS MATTERS.

     The Company's common stock is traded in the over the counter market. Previously the Company's common stock traded on the NASDAQ system under the symbol BUFS. In March, 1992 the Company's securities were de-listed from the NASDAQ system because of the inability to comply with new criteria. The information below, since the end of the first quarter of 1992, was provided by Alpine Securities of Salt Lake City, Utah and does not necessarily represent prices of actual sales of the Company's common stock, nor does it take into account any brokerage discounts, commissions, or fees. At the close of business on March 7, 1996 the Company had approximately 645 stockholders of record.

  QUARTER                  HIGH BID                  HIGH ASK                   LOW BID          LOW ASK
  -------                  --------                  --------                   -------          -------
First 1996                    1/8                       1/2                       1/8              1/2
Second 1996                   1/8                       1/2                       1/8              1/2
Third 1996                    1/8                       1/2                       1/8              1/2
Fourth 1966                   1/8                       1/2                       1/8              1/2

First  1995                   3/4                         1/2                     1/64                1/8
Second 1995                   1/2                         1/2                     1/64               1/64
Third  1995                   1/2                         3/8                     1/64               1/64
Fourth 1995                   3/8                         3/8                      1/8                1/8

First  1994                   1/8                         3/8                      1/8                3/8
Second 1994                   1/8                         3/8                      1/8                3/8
Third  1994                   1/8                         3/8                      1/8                3/8
Fourth 1994                   1/8                         3/8                      1/8                3/8

First  1993                  3/32                        7/32                     3/32               7/32
Second 1993                   1/8                         3/8                      1/8                3/8
Third  1993                  3/16                       1/2                      3/16                1/2
Fourth 1993                   1/4                         3/4                      1/4                3/4

No dividends have been paid nor are any anticipated in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

                       1996              1995              1994               1993                 1992
                 ---------------   ---------------   ---------------   ------------------   -----------
Total
  Revenues       $     1,510,079   $     1,544,118   $     1,633,892   $        1,444,466   $      1,112,921(1)
Net
  Operating
  Revenues               142,531           195,957           117,704               83,748               39,754

Net Income
  from
  continuing
  operations             142,531           195,957           117,704               83,748               39,754

Net Income               107,831           133,857           109,604            281,648(2)  39,534

Total
  Assets               3,575,179         1,448,539         1,503,992            1,472,827              912,594

Total
  Stock-
  holders'
  Equity               1,459,410         1,193,768         1,108,863              950,307              668,659

Long Term
  Debt                 1,857,178           136,612           203,551              285,149              129,268

NOTES

(1) Because of certain changes in 1993, certain revenues for 1992 have been reclassified as other income rather than revenues, thus decreasing total revenues for 1992. The income statements for 1992 have been reclassified to be consistent with the income statement of 1993.

(2) In February, 1992 the Financial Accounting Standards Board adopted a new standard which requires that deferred tax balances be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. This statement was required to be applied in the company's financial statements for the year 1993.

     The company was given the choice of either restating prior period financial statements or recognizing the cumulative effect of the change in 1993. The company chose to recognize the cumulative effect of the change during 1993. Had the company chose to make the adjustments in 1991 and 1992 rather than totally in 1993, the net income of the company would have been

$87,648 in 1993 rather than $241,648, earnings per share would have been $.01, rather than $.05. In addition, the net income in 1992 would have been $24,534 rather than $39,534.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS

     On March 22, 1990, the Company commenced its carwash operation at 6500 South State Street, Salt Lake City, Utah. Previously, the Company had not engaged in any meaningful business operations and the Company had no revenues generated from business operations.

                                    1996 to 1995

     As of December 31,1996 the Company had cash of $225,496 compared to cash of $177,086 as of December 31,1995, an increase of $48,410 (27%). The increase is attributable to profits from stock sales.

     Current assets as of December 31, 1996 were $654,363 compared to $462,012 as of December 31, 1995 an increase of $192,351 (42%). Property, plant, and equipment were $2,729,406 as of December 31, 1996 compared to $751,815 as of December 31, 1995 an increase of 1,977,591 (263%). The increase of $1,977,591 is attributable to the purchase of the buildings and the land the carwash is located on.

     Current Liabilities as of December 31, 1996 were $258,591 compared to $118,159 as of December 31,1995, an increase of $140,432 (118%). Long term liabilities increased from $136,612 as of December 31, 1995 to $1,857,178 as of December 31, 1996, an increase of $1,720,566 (1,259%). The increase is due to loans for the purchase of the carwash facilities. Total liabilities as of December 31, 1996 were $2,115,768 compared to $254,771 as of December 31, 1995.

     Stockholders' Equity as of December 31, 1996 was $1,459,410 compared to $1,193,768 as of December 31,1995, an increase of $265,642 (22%). This increase is attributable to operating profits and purchase of common stock by present and former offices of the Company.

     Total revenues for the year ended December 31, 1996 were $1,510,079 compared to total revenues of $1,554,118 as of December 31, 1995. Total revenues decreased $44,039 (- 2.8%). This decrease is attributable to lower express detail service sales and slightly lower carwash volume.

     Total costs and expenses for the year ended December 31, 1996 were $1,496,360 compared to $1,390,363 for the year ended December 31, 1995. Total costs and expenses increased $105,997, or approximately 7.6%. Interest expenses were substantially higher due to loans for the purchase of the carwash building and land. Salary Expenses continue to rise due to the increase in minimum wage and the extremely light labor market in Salt Lake,(around 3% unemployment). With another raise in the minimum wage in 1997, and Utah's rapidly expanding economy, management expects wages to continue to rise. Net income (before income tax benefit) for the year ending December 31, 1996 was $142,531 compared to $195,957 as of December 31, 1995, a decrease of $53,426 or 27%. The net income per share of the Company's common stock for 1996 was .01 compared to a net income of .02 per share in 1995. The current ratio of the Company as of December 31, 1996 was 2.53 compared to 3.91 as of December 31,1995.

     Management believes the carwash has reached a level of maturity, in which volume will be fairly stable at 100,000+ cars per year. Management also believes it will be difficult to increase per car revenues above current levels, therefore the expenses of the operation must be reduced. As of December 31, 1996 the Company had on order additional drying equipment, to further dry the vehicles on line, thereby reducing labor costs. In addition, the whip across and wrap arounds were being replaced with updated designs which clean more effectively. It is anticipated that a spot free rinse system will be installed during the first half of 1997. Spot free rinse will further reduce the labor costs by making the drying equipment more effective. Management is discussing raising prices to further offset labor costs.

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

     Total revenues for the year ended December 31, 1994 were $1,633,892 compared to total revenues of $1,444,466 for the year ended December 31, 1993. Total revenues increased by $189,426 or an approximate thirteen percent (13%) increase when compared to the year earlier. Total costs and expenses for the year ended December 31, 1994 were $1,540,497 compared to $1,379,336 for the year ended December 31, 1993 or an increase of $161,161 (approximately 11.7%). The increase in revenues primarily resulted from the increase in the number of cars that were serviced by the Company. This results from the Company's maturing process, the public becoming more acquainted with the Company and its location, and favorable weather factors. The increase in costs and expenses primarily results from the Company's increase in revenues which requires additional labor, additional percentage rent, and related expenses. The net income (before income tax benefit) for 1994 was $117,704 versus $83,748 for the year of 1993 or an increase of $33,956 (approximately 40.5% increase). The net income per share of the common stock for 1994 was $.02 per share, including the income tax benefit described above, versus a net income in 1993 of $.05 per share. As discussed in Note D, in the financial statements attached hereto, in February, 1992, the Financial Accounting Standards Board adopted a new standard numbered 109 which required that all deferred tax balances be adjusted to reflect the tax base in effect when those amounts are expected to become payable or refundable. This statement was required to be applied in the Company's financial statements for the calendar year commencing January 1, 1993 and the Company chose to recognize the cumulative effects of the change during the year of 1993. Because of this reason, an adjustment was made to the 1993 income thereby increasing it in the amount of $197,900 and thereby increasing the 1993 net income to $281,648. Had said benefit been recognized in 1991, 1992 and 1993 the net income for 1993 wouldhave been $.01 per share rather than $.05 per share. This is primarily the result in the increased revenues of the Company and the aforementioned income tax benefit. The current ratio of the Company as of December 31, 1994 was 2.24 versus the current ratio as of December 31, 1993 of 1.87. This is primarily a result of the profitability of the Company for the 1994 year.

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

LIQUIDITY AND CAPITAL RESOURCES.

Operations.

     As of December 31, 1996, the Company's working capital was $593,103 and included cash and cash equivalents of $395,772 as compared with $343,853 in working capital and $177,086 in cash and cash equivalents at December 31, 1995. During the three years ended December 31, 1996, the cash provided by operating activities more than offset the amount of cash used in the Company's operating activities. The net cash provided by operating activities in these three periods were $297,540 in 1996, $244,338 in 1995, $264,592 in 1994. The Company does not anticipate any significant change from the positive cash provided by operating activities during 1997.

Investing Activities.

     The net cash used by the Company's investing activities increased from $105,948 in 1994 to $141,632 in 1995, to $187,070 in 1996. The primary use of cash for investing activities has been additional purchase of publicly traded stock, and purchase of property and equipment.

Financing Activities.

     The cash used by the Company's financing activities was $105,280 in 1994, $109,361 in 1995 and $62,060 in 1996. The primary use of cash for financing activities has been the reduction in the Company's long term debt.

Expansion Program.

     During 1993 the Company acquired land in the western area of the Salt Lake Valley to use for the purpose of a second carwash location. During 1996 the Company decided to abandon plans for another facility, due to high construction costs and the difficulty of obtaining financing. The property is currently under contract to be sold. It is anticipated that this sale will be completed during the second quarter of 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         (On following pages)

                                 C O N T E N T S


(a) 1. Financial Statements

The following Financial Statements of BUFFS-N-PUFFS, LTD.
are included in PART II, ITEM 8:
                                                                         Page
INDEPENDENT AUDITOR'S REPORT..............................................16

FINANCIAL STATEMENTS:

BALANCE SHEETS -
December 31, 1996 and 1995 ...............................................17

STATEMENTS OF OPERATIONS -
years ended December 31, 1996, 1995 and 1994 .............................19

STATEMENTS OF STOCKHOLDERS' EQUITY -
years ended  December 31, 1996, 1995 and 1994 ............................20

STATEMENTS OF CASH FLOWS -
years ended  December 31, 1996, 1995 and 1994 ............................21

NOTES TO THE FINANCIAL STATEMENTS ........................................22

(a) 2. Financial Statement Schedules

The following financial statement schedules of BUFFS-N-PUFFS, LTD. are included in PART IV, ITEM 14(d) (3):

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
 ON SUPPLEMENTARY FINANCIAL INFORMATION ..................................32

SCHEDULE I - MARKETABLE SECURITIES .......................................33

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT ...............................34

SCHEDULE VI - ACCUMULATED DEPRECIATION AND
 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT ...........................35


All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                                                  Smith & Company
                                           Certified Public Accountants
10 West 100 South, #700                               Telephone:  801-575-8297
Salt Lake City, UT 84101                              Facsimile:  801-575-8306
------------------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Buffs-N-Puffs, Ltd.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Buffs-N-Puffs, Ltd. as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffs-N-Puffs, Ltd. at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



                                                             /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 11, 1997

                               BUFFS-N-PUFFS, LTD.

                                 BALANCE SHEETS



                                                                                     December 31,
                                                                             1996                  1995
                                                                       -----------------     -----------------
       ASSETS
CURRENT ASSETS:
     Cash                                                              $         225,496     $        177,086
     Accounts receivable - trade                                                  15,722                16,241
     Marketable securities, at market value (Note A
       and Schedule I)                                                           343,232               220,317
     Inventory (Note A)                                                           18,834                26,525
     Prepaid expenses and supplies                                                51,079                21,843
                                                                       -----------------     -----------------
                                              TOTAL CURRENT ASSETS               654,363               462,012

PROPERTY, PLANT AND EQUIPMENT (at cost) (Note A and Schedules V and VI):
     Building                                                                  1,494,000                     0
     Building improvements                                                       198,187               194,621
     Furniture, fixtures and equipment                                           877,402               855,952
     Land                                                                        891,185               310,185
                                                                       -----------------     -----------------
                                                                               3,460,774             1,360,758
     Less accumulated depreciation                                               731,368               608,943
                                                                       -----------------     -----------------
                                                                               2,729,406               751,815
OTHER ASSETS
     Start-up costs (Note D)                                                      43,987                49,757
     Deposit                                                                       1,433                 4,365
     Montana Land (Note F)                                                        52,590                52,590
     Deferred tax asset (Note C)                                                  93,400               128,000
                                                                       -----------------     -----------------
                                                                                 191,410               234,712
                                                                       -----------------     -----------------

                                                                       $       3,575,179     $       1,448,539
                                                                       =================     =================



See notes to the financial statements.

                               BUFFS-N-PUFFS, LTD.

                                 BALANCE SHEETS



                                                                                     December 31,
                                                                             1996                  1995
                                                                       -----------------     -----------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and payroll and sales taxes                      $          54,792     $          48,923
     Loans payable (Note B)                                                      203,636                55,087
     Loans payable - related parties (Note B)                                        163                14,149
                                                                       -----------------     -----------------
                                         TOTAL CURRENT LIABILITIES               258,591               118,159

LONG-TERM LIABILITIES:
     Loans payable (Note B)                                                    1,857,178               136,612
                                                                       -----------------     -----------------
                                                                               1,857,178               136,612
                                                                       -----------------     -----------------
                                                 TOTAL LIABILITIES             2,115,769               254,771

STOCKHOLDERS' EQUITY:
     Capital stock, common,  authorized 100,000,000 shares of $0.0001 par value;
       issued 8,463,900 shares, including 109,000 shares
       of treasury stock, outstanding 8,354,900                                      846                   611
     Additional paid-in capital                                                1,278,268             1,120,692
     Retained earnings                                                           229,248               121,417
                                                                       -----------------     -----------------
                                                                               1,508,362             1,242,720

     Less Treasury stock - at cost (109,000
       shares)                                                                   (48,952)              (48,952)
                                                                       -----------------     -----------------
                                        TOTAL STOCKHOLDERS' EQUITY             1,459,410             1,193,768
                                                                       -----------------     -----------------

                                                                       $       3,575,179     $       1,448,539
                                                                       =================     =================

See notes to the financial statements.

                               BUFFS-N-PUFFS, LTD.

                            STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31,
                                                         1996                 1995                 1994
                                                   -----------------    -----------------    -----------------
REVENUES:
     Carwash                                       $       1,470,372    $       1,514,958    $       1,588,853
     Boutique sales - net                                     32,565               30,005               25,202
     Fuel sales - net                                         16,907               18,687               17,798
     Carpet express equipment sales - net                        601                1,205               13,442
     Discounts                                               (10,366)             (10,737)             (11,403)
                                                   -----------------    -----------------    -----------------
                  TOTAL REVENUES                           1,510,079            1,554,118            1,633,892

COSTS AND EXPENSES:
     Salaries, labor and commissions                         679,071              648,770              737,315
     Taxes and benefits                                      111,455              113,251              120,081
     Interest and credit card fees                           193,049               76,661               73,958
     Travel, auto, promotional and
       advertising                                            28,457               39,293               26,812
     Office, telephone, printing and
       supplies                                              186,170              184,933              180,040
     Utilities, building maintenance,
       rent and insurance                                    141,964              177,714              256,954
     Depreciation and amortization                           133,508              105,420              110,002
     Professional fees and other                              22,686               44,321               35,335
                                                   -----------------    -----------------    -----------------
                       TOTAL COSTS AND EXPENSES            1,496,360            1,390,363            1,540,497
                                                   -----------------    -----------------    -----------------

NET INCOME BEFORE OTHER                                       13,719              163,755               93,395

OTHER INCOME (EXPENSE)
     Contract services and miscellaneous                       4,112                2,260               20,910
     Interest and dividends                                    7,436                7,218                5,162
     Loss on equipment sales                                  (2,277)              (4,978)                   0
     Gain (loss) on sale of securities (cost
       determined by specific identification)                151,090               17,495                7,903
     Adjustment of securities to market                      (31,549)              10,207               (9,666)
                                                   ------------------   -----------------    -----------------
                                                             128,812               32,202               24,309
                                                   -----------------    -----------------    -----------------
                                     NET INCOME
                                   BEFORE TAXES              142,531              195,957              117,704

INCOME TAXES (BENEFIT)
     (Notes A & C)                                            34,700               62,100                8,100
                                                   -----------------    -----------------    -----------------

NET INCOME                                         $         107,831    $         133,857    $         109,604
                                                   =================    =================    =================

NET INCOME PER SHARE OF
     COMMON STOCK (based on
     weighted average number
     of shares outstanding)                        $             .01    $             .02    $             .02
                                                   =================    =================    =================
Weighted average number of common
     shares used to compute net income
     per weighted average share                            7,811,609            6,113,900            6,113,900
                                                   =================    =================    =================

See notes to the financial statements.

                       BUFFS-N-PUFFS, LTD. AND SUBSIDIARY

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Additional            Retained
                                                      Common Stock                     Paid-in             Earnings
                                              Shares               Amount              Capital             (Deficit)
                                        -----------------     ----------------    -----------------    -----------------

Balances 12/31/93                               6,113,900     $            611    $       1,120,692    $        (122,044)

Net income for
        year ended 12/31/94                                                                                      109,604
                                        -----------------     ----------------    -----------------    -----------------

Balances 12/31/94                               6,113,900                  611            1,120,692              (12,440)

Net income for
        year ended 12/31/95                                                                                      133,857
                                        -----------------     ----------------    -----------------    -----------------

Balances 12/31/95                               6,113,900     $            611    $       1,120,692    $         121,417

Net income for
        year ended 12/31/96                                                                                      107,831
Stock issued for assets                         2,000,000                  200              124,800
Restricted stock issued
        to employees                              350,000                   35               32,776
                                        -----------------     ----------------    -----------------    -----------------

Balances 12/31/96                               8,463,900     $            846    $       1,278,268    $         229,248
                                        =================     ================    =================    =================



See notes to the financial statements.

                               BUFFS-N-PUFFS, LTD.

                            STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                         1996              1995              1994
                                                                   ---------------    --------------    ---------------
OPERATING ACTIVITIES
     Net income                                                    $       107,831    $      133,857    $       109,604
     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
           Depreciation and amortization                                   133,508           105,420            110,002
           Book value of assets sold                                         2,277             8,977                  0
           (Increase) decrease in deferred tax asset                        34,600            62,000              8,000
           Adjust securities to lower of cost or market                     31,549           (10,207)             9,666
     Changes in operating assets and liabilities:
           (Increase) decrease in receivables                                  519             9,927             28,875
           (Increase) decrease in prepaid expense, supplies
               and deposits                                                (26,304)           11,339                 96
           (Increase) decrease in inventory                                  7,691             2,974             (1,002)
           (Increase) decrease in contingent  liability                          0           (70,325)                 0
           Increase (decrease) in accounts payable and
               payroll taxes payable                                         5,869            (9,624)              (649)
                                                                   ---------------    --------------    ---------------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                                  297,540           244,338            264,592

INVESTING ACTIVITIES
     Cost of securities sold                                               208,527            86,367             26,356
     Purchase of securities                                               (362,991)         (185,975)           (80,887)
     Purchase of land                                                            0                 0            (25,100)
     Increase in start-up costs                                                  0           (15,900)           (10,000)
     Purchase of property and equipment                                    (32,606)          (26,124)           (16,317)
                                                                   ---------------    --------------    ---------------
NET CASH (USED)
     BY INVESTING ACTIVITIES                                              (187,070)         (141,632)          (105,948)

FINANCING ACTIVITIES
     Sale of stock                                                          32,811                 0                  0
     Repayment of loans and leases                                         (94,871)         (109,361)          (105,280)
                                                                   ---------------    --------------    ---------------
NET CASH (REQUIRED) BY
     FINANCING ACTIVITIES                                                  (62,060)         (109,361)          (105,280)
                                                                   ---------------    --------------    ---------------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                   48,410            (6,655)            53,364
Cash and cash equivalents at beginning of year                             177,086           183,741            130,377
                                                                   ---------------    --------------    ---------------

CASH AND CASH EQUIVALENTS
     AT END OF YEAR                                                $       225,496    $      177,086    $       183,741
                                                                   ===============    ==============    ===============
SUPPLEMENTAL INFORMATION
     Taxes paid                                                    $           100    $          100    $           100
     Interest paid                                                         193,049            76,661             73,958

SUPPLEMENTAL INVESTING AND FINANCIAL ACTIVITIES:
During 1994, the Company took out a mortgage of $27,490 to acquire land with a cost of $52,590. During 1996, the Company issued 2,000,000 shares of stock and borrowed $1,950,000 to purchase land and buildings valued at $2,075,000.

See notes to the financial statements.

                               BUFFS-N-PUFFS, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:
Interest income is accrued as earned. Gains or losses on the sale of securities are recorded as of the trade date.

Depreciation:
Depreciation on office equipment and furniture is provided over the estimated useful life of five to ten years using an accelerated method,and depreciation on the office and warehouse building is being provided over the estimated useful life of 30 to 31.5 years using the straight-line method.

Marketable Securities:
Marketable securities, as a group, are carried at market value in accordance with FAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1996, a decrease of $31,519 was made to adjust to market ($10,207 increase was made for 1995 and $9,666 decrease was made for 1994).

Income Taxes:
No federal income taxes were due for the year ended December 31, 1996. At December 31, 1996, the Company had unused general business credits of $7,844 which expire in 1998 through 2000, and contributions carryover of $32,524, expiring in 1998 through 2001. The Company has a capital loss carryover of $14,340 which expires in 1997. The Company also has a Federal net operating loss carryover which, if not used, will expire as follows:

               Year Ended                Amount              Expiration Date
        ------------------------   ------------------    -------------------
        December 31, 1990          $          299,501    12/31/2005
        December 31, 1991                     123,837    12/31/2006
                                   ------------------

                                   $          423,338
                                   ==================

Inventory:
Inventory consists of items for sale and use in the operations of the carwash. Inventory is recorded at the lower of cost or market, on a first-in, first-out basis.

Cash and Cash Equivalents:
For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                               BUFFS-N-PUFFS, LTD.

                                December 31, 1996


NOTE B - LOANS PAYABLE

During 1990, the former President of the Company and her husband personally borrowed $518,000 from three financial institutions, using their residence and other personal assets as collateral. $277,828 (including loan costs of $7,270) of the money was used for the Company. The Company has treated the obligations as being due to the individuals and is making the monthly loan payments to the three institu tions. In early 1994, one obligation was paid in full, leaving two loans. Interest rates range from 8.75% to 11.25%. The following is a summary of debt at December 31, 1996 and 1995:

                                       Interest                  1996                                1995
                                        Rate %          Current         Long-term          Current         Long-term
                                      ----------   ---------------  ---------------    ---------------  ---------------
Bank Mortgage (4)                           8.26   $        40,879        1,732,579    $             0  $             0
G. Phillip Condie(1)                        7.50                 0          120,000             50,000          120,000
Bank line of credit (3)                     6.00           150,000                0                  0                0
Escrow Services                             9.50            12,757            4,599              5,087           16,612
Dan Pentelute                         8.75-11.25               163                0             14,149                0
                                                   ---------------  ---------------    ---------------  ---------------

                                                   $       203,799  $     1,857,178    $        69,236  $       136,612
                                                   ===============  ===============    ===============  ===============


(1) Monthly payments of interest only are $1,888 with the balance due by 9/1/1998. This loan is secured by land with a cost of $310,185.
(2) Monthly payments are $1,155. The loan is secured by land with a cost of $52,590.
(3)  Monthly payments of interest only with balance due 4/1/1997.
(4) Monthly payments are $15,487 and the balance is due 3/25/2001. The loan is secured by land and buildings with a cost of $2,075,000.

Scheduled principal reductions for the next five years are as follows:

            12/31/1997                                $     203,799
            12/31/1998                                      168,986
            12/31/1999                                       48,195
            12/31/2000                                       52,331
            12/31/2001                                    1,587,666
                                                      -------------

                                                      $   2,060,977
                                                      =============

NOTE C - DEFERRED TAX ASSET

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

                               BUFFS-N-PUFFS, LTD.

                                December 31, 1996


Components of income tax expense are as follows:

                                                                                      Year ended
                                                                                     December 31,
                                                                             1996                     1995
                                                                     ------------------       -----------------
Current
            Federal..................................................$                0       $               0
            State....................................................             1,600                     100
                                                                     ------------------       -----------------

                                                                                  1,600                     100
                                                                     ------------------       -----------------
Deferred
            Federal..................................................            26,100                  60,100
            State....................................................             7,000                   1,900
                                                                     ------------------       -----------------

                                                                                 33,100                  62,000
                                                                     ------------------       -----------------
Income tax expense...................................................$           34,700       $          62,100
                                                                     ==================       =================

Reconciliation of income taxes computed at the federal statutory rate and the income tax expense are as follows:

                                                                                      Year ended
                                                                                     December 31,
                                                                            1996                     1995
                                                                     ------------------       -----------------
Federal income taxes at statutory rate...............................$           58,000       $          60,700
State income taxes, net of federal benefit...........................             8,500                   3,000
Difference due to graduated federal rates............................           (31,800)                 (1,600)
                                                                     ------------------       -----------------
                                                                     $           34,700       $          62,100
                                                                     ==================       =================

Deferred tax assets and liabilities consist of the following:

                                                                                      Year ended
                                                                                     December 31,
                                                                            1996                     1995
                                                                     ------------------       -----------------
            Net operating loss carryforward..........................$           68,000       $         113,400
            Additonal cost of marketable
              securities.............................................            25,400                  14,600
                                                                     ------------------       -----------------
            Net deferred tax assets..................................$           93,400       $         128,000
                                                                     ==================       =================

NOTE D- START-UP COSTS

These are costs associated with development of the carwash. The costs are being amortized, depreciated or expensed. The costs include travel to view other carwashes, equipment, inventory, legal fees for patents and trademarks, etc. During 1995 and 1994, the Company spent $25,900 associated with property being

                               BUFFS-N-PUFFS, LTD.

                                December 31, 1996


held for development into a second carwash operation. The cost will be amortized when the carwash begins operations or added to the cost of the land if the carwash is not developed.

NOTE E - RELATED PARTY TRANSACTIONS

During 1990, Donna Anderson and Daniel Pentelute arranged for three loans by pledging their personal assets. Some of the proceeds from these loans were made available to the Company. The Company has been making the payments for these loans and the interest and principal have been amortized according to the portion of the proceeds each party received.

On April 19, 1991, the Company entered into a five year lease with Daniel Pentelute, the major shareholder of the Company. Under the lease, Mr. Pentelute received, as rent, four per cent of the gross proceeds excluding gasoline sales commencing on July 1, 1991, and continuing until April 1, 1992. At that time and thereafter, Mr. Pentelute was to receive seven per cent of the gross proceeds from the carwash facility. On May 21, 1991, an addendum to the lease was entered into providing for a five year option term at the end of the initial five year term. The terms require a rent payment equal to 7% of monthly gross sales, excluding gasoline sales with a minimum rent of $5,000 per month. In 1996, the Company exercised its option to purchase the land and buildings at a price of $2,075,000. Also see Note F.

NOTE F - MONTANA LAND

During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold a one-half interest to the Company at his cost. The other one-half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. It is anticipated that the Company will be able to sell the land during 1997 at a substantial profit.

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long- term debt, based on the present value of the debt, is $1,355,867.

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

     (d)  Family relationships.

               The Company's majority stockholder is Daniel Pentelute. Mr. Pentelute is also the owner of the real property on which the carwash is located. There are no family relationships between any of the directors or officers.

     (e)  Business experience.

          (1)  Background

     ANDREW A. CHUDD, 46, President and Director of the Company since August 1992, has been involved in the carwash industry for approximately 5 1/2 years in both management and carwash equipment sales. Mr. Chudd graduated from Hamilton High School in California in 1968. He has attended LA Pierce College and West Los Angles College, but has received no degree. Since October of 1985 Mr. Chudd has been an independent business consultant to various corporations and businesses. Mr. Chudd worked, from 1974 until 1985, primarily as an Insurance Agent and has had limited experience in publicly-held companies.


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

     ALAN THEIS, 37, in 1982 received a bachelor of sciences degree in Business Economics and Public Policy from Indiana University. Since July 1991 Mr. Theis has been the Secretary and Treasurer of the Company. In March 1990, Mr. Theis became the assistant accountant for the Company. From June 1988 to March 1990 Mr. Theis worked as a construction worker for Pentelute Properties, a company controlled by Daniel Pentelute, the Company's major stockholder. From 1985 to 1987 Mr. Theis was an employee for the Park City Ski Corporation.

     W. STERLING MASON, JR., 50, is a Director of the Company and has been since January 1989, except for a short time at the beginning of 1991. Mr. Mason, is presently involved in real estate investments and business opportunities in Mexico. Mr. Mason was engaged in the private practice of law in Salt Lake City, Utah since 1975. His law practice focused on the business and securities areas of law. Mr. Mason graduated from the University of Utah Law School in 1975 receiving a Juris Doctor Degree. In addition, Mr. Mason received a Masters in Business Administration from the University of Utah in 1974 and has a Bachelor of Science Degree in Finance which he received in 1972. Prior to that time, Mr. Mason was a stockbroker with various stock brokerage firms, both in Salt Lake City, Utah and San Francisco, California.

     CRAIG CELANTANO, 39, has been involved in the carwash industry since 1967. Mr. Celantano has experience in carwash design and layout, equipment installations and operations. He has owned and operated both self service and full service carwashes. Mr. Celantano currently owns and operates a self service location in Tucson, Arizona. He has been a distributor for Hanna carwash equipment for 15 years. Mr. Celantano is currently Vice-President of Blue Coral Systems, a leading manufacturer of carwash chemicals. He oversees the North
American sales force, as well as responsibilities in equipment design, application, research and development.

     RICHARD CASTELLOW, 47, received a bachelor of arts degree in economics from the University of Washington in 1975. Since 1990 Mr. Castellow has been the Northwest distributor for Belanger, Inc., a major manufacturer of carwash equipment. During the last four years he has consulted and done work for the majority of the largest carwashes in the northwest. From 1986 to 1989 Mr. Castellow worked as a carwash consultant and an installer of equipment for carwashes. In 1983 he became co-owner and operator of three Chevron gas stations that included three exterior tunnel carwashes and seven self-serve carwash bays. He operated the washes for three and a half years, at which time the partnership was dissolved and the washes were sold.

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

     (g)  Promoters and control persons.

     Daniel Pentelute, although not an officer or director of the Company, is the Company's largest and majority shareholder and, in addition, has been (until March 96) the Company's landlord. Mr. Pentelute, age 47, attended Brigham Young University and the University of Utah between the years of 1967 and 1970. Mr. Pentelute was the President and a Director of the Company from 1980 to 1985. He has been a consultant to the Company and developed the Buffs 'N' Puffs carwash concept. Since 1986 Mr. Pentelute has engaged in the development and management of real property located in the states of Nevada, Utah and Montana. Mr. Pentelute is also a private investor in various business enterprises and ventures.

ITEM 11. EXECUTIVE COMPENSATION

     None of the officers and directors of the Company received remuneration in excess of $60,000 (Sixty thousand dollars) for the year ended December 31, 1995.

                               REMUNERATION TABLE

                                                      1996          1997
         NAME              SERVING AS             REMUNERATION    PROPOSAL
---------------------   ---------------------    --------------  ------------
Andrew A. Chudd          President, Director
                          since August 1992      $      40,125   $     41,000

W. Sterling Mason Jr.         Director                       0*             0*
Craig Celantano               Director                       0              0

Richard Castellow             Director                       0              0

Alan Theis               Secretary, Director     $      36,451   $     37,000
                                                 -------------    -----------
                           TOTALS                $      76,576   $     78,000
                                                 =============   ============

     Aggregate remuneration for fiscal year 1996 totaled $76,576. At the present time no remuneration is paid to any director for attendance at director meetings. Expenses incurred to attend any board meetings may be paid. Mr. Alan Theis and Mr. Andrew A. Chudd are full-time employees of the Company. Mr. Mason, Mr Castellow and Mr. Celantano are solely directors of the Company and, as such, only devote as much time as needed in that position.

     *Mr. Mason will be compensated for any legal work performed for the Company. During 1996 Mr. Mason received $2,975 as legal fees and reimbursement for expenses for the Company.

                           Employee Stock Option Plan

      NONE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

     (a)  (b) Security ownership of certain beneficial owners and management.


                                           Name and Address                 Amount and Nature
                                             Of Beneficial                    of Beneficial               Percent of
      Title of Class                             Owner                          Ownership                   Class**
-----------------------------      -------------------------------   ------------------------------   -------------
Common Stock                       Daniel F. Pentelute                                    5,293,525*              54.85%
                                   6500 South State St.
                                   Murray, Utah 84107

                                   Andrew A. Chudd                                          400,000                   4%

                                   Alan Theis                                                50,000                   0%

     * Includes 168,625 shares held by Penex, Inc., a Nevada Corporation and 44,000 shares held by Desert Land, Inc., a Nevada Corporation both of which Mr. Pentelute is the sole shareholder.

     ** Based upon 8,354,900 shares outstanding without reduction of the treasury shares held by the Company.

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

Related Party Transactions.

     In  April  1990  the  former  President  of the  Company  and  her  husband personally borrowed $518,000 from three financial institutions, using their residence and other personal assets as collateral. $277,328 (including loan costs of $7,270) of the money was used for the Company. The Company has treated the obligation as being due to these individuals and has been making monthly loan payments to the three institutions. In early 1994 one obligation was paid in full, leaving two loans with interest rates ranging from 8.75% to 10.5%. The Company is not an obligor or a guarantor on any of the three obligations. As of December 1, 1993, the company is also paying Mr. Pentelute directly $3,018 monthly. The entire $3,018 applies to principal due. As of December 31, 1996 the Company's total share for all these loans was approximately $0.

The Following table shows a list of the loans for which the Company has made payments.

                          Original
       Lender             Principal      Interest         Term
--------------------     ------------   -----------  -----------------
 Zions Bank*             $    250,000   Prime + 2%   5yrs with balloon.
     *Paid off as
     of Jan 1, 1994

 Valley Mortgage         $    234,000   11.05%             30yrs

 Great Western           $     34,000   Prime + 2.5%       15yrs

 Other Information.

     For the year ended December 31, 1996, the Company paid rent of $15,452 to Pentelute Properties, a company controlled by Daniel Pentelute, the majority shareholder of the Company who owns approximately 54.85% of the issued and outstanding stock of the Company. The rent was paid pursuant to a lease which had a five year term with a five year renewal option and an option to purchase the property.The property was purchased in March,1996.

     (b)  Certain Business Relationships.

     Business entities in which directors of the Company had an interest during the last fiscal year have not had any transactions with the Company. However, Director W. Sterling Mason, Jr. is an Attorney at Law. Mr. Mason was paid $2,975 in 1996.


     (c)  Indebtedness of Management.

               NONE.

     (d)  Transaction with promoters.

     The Company had a five (5) year lease on the property and buildings for its carwash. The Company leased the land and buildings from Pentelute Properties, a d/b/a of Daniel F. Pentelute, a major shareholder of the Company. Mr. Pentelute owns approximately 54.85% of the issued and outstanding shares of the Company. Monthly payments commenced on June 1, 1991, and were based on a percentage of monthly gross sales excluding fuel sales. Initially rental was four per cent (4%) of the gross sales excluding fuel sales. On April 1, 1992, the monthly percentage increased to seven per cent (7%). The Company also maintains its corporate headquarters on the premises. Under the lease the Company provides two offices to the Lessor. In addition, under the terms of the lease the Company had an option to renew the lease for an additional five year term at a rental of seven per cent (7%) of gross sales excluding fuel sales with a minimum rent of $5,000 monthly. Also, the Company had an option to purchase the property commencing at the end of the initial five year term which option was exercisable on the anniversary date of the lease each year in the five year option term. The Company exercised its option to purchase the property and buildings for $2,075,000 in March, 1996. For the year ended December 31, 1996, the Company paid rent of $15,452 to Pentelute Properties.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                           Page
(a) 1.  Financial Statements

The following Financial Statements of BUFFS-N-PUFFS, LTD. are included in PART II, ITEM 8:

See page 16 for table of contents

(a) 2.  Financial Statement Schedules

The following financial statement schedules of BUFF-N-PUFFS, LTD. are included in PART IV, ITEM 14(d) (3):

Report of Independent Certified Public Accountants on Supplementary
  Financial Information.................................................................................... 32

Schedule I  -  Marketable Securities....................................................................... 33

Schedule V  -  Property, Plant and Equipment............................................................... 34

Schedule VI  -  Accumulated Depreciation and Amortization of Property,
  Plant and Equipment...................................................................................... 35



All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.




                                 Smith & Company
                          Certified Public Accountants
10 West 100 South, #700                                Telephone:  801-575-8297
Salt Lake City, UT 84101                               Facsimile:  801-575-8306
--------------------------------------------------------------------------------




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



                                                            /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS




Salt Lake City, Utah
March 11, 1997





                       BUFFS-N-PUFFS, LTD. AND SUBSIDIARY

                       SCHEDULE I - MARKETABLE SECURITIES


                                                                                                               Market
                                                                     Number              Original               Value
Name of Issuer                                                      of Shares              Cost               12/31/96
---------------                                                ------------------   -----------------    -----------------
Novell Inc.                                                                   100   $           1,522    $             946
KMS Industries                                                              2,750              33,438                    0
Cirtech                                                                    50,000               1,000                    0
Agri-world                                                                  4,000                  25                    0
Fast Eddies Racing Stables                                                  5,000               5,000                    0
Dimedix                                                                     1,334                 200                    0
NVF Company                                                                10,000               4,202                    0
Berkey, Inc.                                                                1,000               5,930                    0
Interpac Alliance                                                           5,000                  50                    0
Fredericks of Hollywood A                                                   1,000               5,869                4,125
Fredericks of Hollywood B                                                     500               2,404                2,063
Alliance Gaming Common                                                         38                 163                  166
Alliance Gaming                                                                23               1,621                2,182
Shaw Industries Inc.                                                       14,000             170,422              166,250
Station Casinos                                                            15,000             174,167              151,875
Data Broadcasting                                                             500               4,175                3,500
Engineering Asimtn                                                            500              12,441               12,125
                                                                                    -----------------    -----------------

                                                     Totals*                        $         422,629    $         343,232
                                                                                    =================    =================

                                                                                                               Market
                                                                     Number              Original               Value
Name of Issuer                                                      of Shares              Cost               12/31/95
---------------                                                ------------------   -----------------    -----------------

Interpac Alliance                                                           5,000   $              50    $               0
KMS Industries                                                              2,750              33,438                  343
Cirtech                                                                    50,000               1,000                    0
Agri-world                                                                  4,000                  25                    0
Fast Eddies Racing Stables                                                  5,000               5,000                    0
Dimedix                                                                     1,334                 200                    0
NVF Company                                                                10,000               4,202                    0
Alfin Fragrances                                                            5,000               8,809                6,374
Berkey, Inc.                                                                1,000               5,930                    0
Bally Gaming International                                                    500               5,924                4,063
Fredericks of Hollywood A                                                   1,000               5,869                4,250
Fredericks of Hollywood B                                                     500               2,404                1,937
Westinghouse Electric                                                         200               2,596                3,275
Maytag Corp.                                                                4,600              76,627               93,150
Minimed Inc.                                                                5,000              58,052               62,500
International Game Technology                                               4,000              56,518               43,000
Novell Inc.                                                                   100               1,522                1,425
                                                                                    -----------------    -----------------

                                                     Totals*                        $         268,166    $         220,317
                                                                                    =================    =================

*Marketable securities are carried on the balance sheets as current assets.

                       BUFFS-N-PUFFS, LTD. AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


                                               Balance at                                                      Balance
                                                Beginning           Additions                                  at End
                                                of Period            At Cost            Retirement            of Period
                                            -----------------  ------------------   -------------------  -----------------
Year        ended December 31, 1994:
               Land & buildings             $         310,185  $                0   $                 0  $         310,185
               Leasehold
                  improvements                        194,044                   0                     0            194,044
               Fixtures &
                  equipment                           840,006              16,317                 7,650            848,673
                                            -----------------  ------------------   -------------------  -----------------

                                            $       1,344,235  $           16,317   $             7,650  $       1,352,902
                                            =================  ==================   ===================  =================

Year        ended December 31, 1995:
               Land & buildings             $         310,185  $                0   $                 0  $         310,185
               Leasehold
                  improvements                        194,044                 577                     0            194,621
               Fixtures &
                  equipment                           848,673              25,547                18,268            855,952
                                            -----------------  ------------------   -------------------  -----------------

                                            $       1,352,902  $           26,124   $            18,268  $       1,360,758
                                            =================  ==================   ===================  =================

Year        ended December 31, 1996:
               Land & buildings             $         310,185  $        2,075,000   $                 0  $       2,385,185
               Leasehold
                  improvements                        194,621               3,566                     0            198,187
               Fixtures &
                  equipment                           855,952              29,040                 7,590            877,402
                                            -----------------  ------------------   -------------------  -----------------

                                            $       1,360,758  $        2,107,606   $             7,590  $       3,460,774
                                            =================  ==================   ===================  =================

                       BUFFS-N-PUFFS, LTD. AND SUBSIDIARY

                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                          PROPERTY, PLANT AND EQUIPMENT


                                                                    Additions
                                               Balance at      Charged to                                      Balance
                                                Beginning           Costs and                                  at End
                                                of Period           Expenses            Retirement            of Period
                                            -----------------  ------------------   -------------------  -----------------
Year        ended December 31, 1994:
               Land & buildings             $               0  $                0   $                 0  $               0
               Leasehold
                  improvements                         56,433              15,144                     0             71,577
               Fixtures &
                  equipment                           366,375              88,576                 7,650            447,301
                                            -----------------  ------------------   -------------------  -----------------
                                            $         422,808  $          103,720   $             7,650  $         518,878
                                            =================  ==================   ===================  =================

Year        ended December 31, 1995:
               Land & buildings             $               0  $                0   $                 0  $               0
               Leasehold
                  improvements                         71,577              15,203                     0             86,780
               Fixtures &
                  equipment                           447,301              84,153                 9,291            522,163
                                            -----------------  ------------------   -------------------  -----------------

                                            $         518,878  $           99,356   $             9,291  $         608,943
                                            =================  ==================   ===================  =================

Year        ended December 31, 1996:
               Land & buildings             $               0  $           27,176   $                 0  $          27,176
               Leasehold
                  improvements                         86,780              15,758                     0            102,538
               Fixtures &
                  equipment                           522,163              84,804                 5,313            601,654
                                            -----------------  ------------------   -------------------  -----------------

                                            $         608,943  $          127,738   $             5,313  $         731,368
                                            =================  ==================   ===================  =================



Depreciation for year                       $         127,738
Amortization for year                                   5,770
                                            -----------------

                                            $         133,508
                                            =================

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this ____ day of March, 1996.


                                   BUFFS-N-PUFFS, LTD.



                                   By         /s/ ANDREW A. CHUDD
                                              Andrew A. Chudd
                           President, Chief Executive
                                              Officer, and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                         Title                  Date

President, Chief Executive
         /s/ ANDREW A. CHUDD        Officer and Director
----------------------------                                ----------
         Andrew A. Chudd

Secretary/Treasurer,
Chief Financial
         /s/ ALAN R. THEIS          Officer and Director
----------------------------                                ----------
         Alan R. Theis



/s/ W. STERLING MASON, JR.           Director
----------------------------                                ----------
         W. Sterling Mason, Jr.