Form 10QSB
period 1997-03-31
BUFFS N PUFFS LTD
filed 1997-05-13
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1)      Yes:    X                   No:

        (2)      Yes:    X                   No:


         Number of Shares Outstanding at the End of the Fiscal Quarter:
                        8,004,900 shares of common stock
         (Indicate Number of Shares Outstanding of Each Class of Common
                       Stock as of the end of the Quarter)

                   Page 1 of 13 consecutively numbered pages.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

     Buffs-N-Puffs, Ltd. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of March 31, 1997 and the related statements of income and cash flows for the three month periods ended March 31, 1997 and 1996 . The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                               Buffs-N-Puffs, Ltd.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                                                                March 31,
CURRENT ASSETS                                                                                                    1997
                                                                                                      -------------------------
   Cash                                                                                               $                 129,718
   Receivables (Note E)                                                                                                  16,970
   Marketable Securities (Note A)                                                                                       341,028
   Inventory (Note A)                                                                                                    22,390
   Prepaid Expenses & Supplies                                                                                           47,281
                                                                                                      -------------------------
      Total Current Assets                                                                                              557,387

PROPERTY, PLANT AND EQUIPMENT (at cost)

   Building Improvements                                                                                                202,691
   Building                                                                                                           1,494,000
   Furniture, Fixture & Equipment                                                                                       939,131
   Land                                                                                                                 891,185
                                                                                                      -------------------------
                                                                                                                      3,527,007
   Less Accumulated Depreciation                                                                                      (761,263)
                                                                                                      -------------------------
      Total Property, Plant & Equipment                                                                               2,765,744

OTHER ASSETS
   Startup Costs                                                                                                         42,596
   Deposit                                                                                                                1,433
   Montana Property                                                                                                      52,590
   Deferred Tax Asset                                                                                                    93,400
                                                                                                      -------------------------
        Total Other Assets                                                                                              190,019
                                                                                                      -------------------------

        TOTAL ASSETS                                                                                  $               3,513,150
                                                                                                      =========================

                               Buffs-N-Puffs, Ltd.

                           Consolidated Balance Sheet
                                   (Unaudited)

                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                                                                 March 31,
CURRENT LIABILITIES                                                                                                1997
                                                                                                      ---------------------------
   Accounts Payable, Payroll and Sales Tax                                                            $                   113,237
   Loan Payable                                                                                                           153,637
   Loans Payable - Related Parties                                                                                            163
                                                                                                      ---------------------------
        Total Current Liabilities                                                                                         267,037

LONG TERM LIABILITIES
Long Term Liabilities                                                                                                   1,845,480
                                                                                                      ---------------------------
        Total Long Term Liabilities                                                                                     1,845,480
                                                                                                      ---------------------------
                Total Liabilities                                                                                       2,112,517

Capital Stock, common                                                                                                         846
Additional paid in capital                                                                                              1,278,268
Retained Earnings (deficit)                                                                                               170,471
                                                                                                      ---------------------------
                                                                                                                        1,449,585
Less Treasury Stock                                                                                                       (48,952)
                                                                                                      ---------------------------
                                                                                                                        1,400,633
                                                                                                      ---------------------------
        TOTAL LIABILITY AND STOCKHOLDERS EQUITY                                                       $                 3,513,150
                                                                                                      ===========================

                               Buffs-N-Puffs, Ltd.

                      Consolidated Statement of Operations
                                  (Unauditied )

                             STATEMENT OF OPERATIONS

                                                                                      March 31,                 March 31
REVENUES:                                                                               1997                      1996
---------
                                                                                -----------------         -----------------
   Car Wash                                                                     $         331,204         $         343,277
   Boutique Net                                                                             5,894                     7,076
   Fuel Sales - Net                                                                         3,510                     4,846
   Carpet Express Equipment - Net                                                               0                       402
   Discounts                                                                              (2,928)                   (2,100)
                                                                                -----------------         -----------------
        TOTAL REVENUES                                                                    337,680                   353,501

COSTS AND EXPENSES
   Salaries, Labor and Commissions                                                        159,537                   150,285
   Taxes and Benefits                                                                      30,148                    25,793
   Interest and Credit Card Fees                                                           55,059                    18,335
   Travel, Auto, Promotional and Advertising                                                4,808                     5,311
   Office, Telephone, Printing and Supplies                                                40,512                    35,574
   Utilities, Maintenance, Rent and Insurance                                              33,900                    42,357
   Depreciation and Amortization                                                           36,732                    25,558
   Professional Fees and Other                                                             32,670                    22,862
                                                                                -----------------         -----------------
        TOTAL COSTS AND EXPENSES                                                          393,366                   326,075
                                                                                -----------------         -----------------

Net Income (Loss) before Other Income                                                    (55,686)                    27,426

Contract Services and Miscellaneous                                                       (7,469)                       899
Interest and Dividends                                                                      7,051                     1,555
Gain (loss) on Sale of Securities                                                         (2,673)                    18,791
                                                                                -----------------         -----------------
                                                                                          (3,091)                    21,245

Income Taxes                                                                                    0                         0
                                                                                -----------------         -----------------
NET INCOME                                                                      $        (58,777)         $          48,671
                                                                                =================         =================

NET INCOME PER SHARE                                                                          NIL                       NIL
                                                                                =================         =================

                               Buffs-N-Puffs, Ltd.

                  Consolidated Statement of Stockholders Equity
                                   (Unaudited)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                           Additional       Retained
                                                    Common Stock             Paid-in        Earnings
                                                 Shares        Amount        Capital        (Deficit)
                                              -----------    ----------    -----------    -------------

Balances 12/31/93                               6,113,900    $      611    $ 1,120,692    $    (122,044)

Net income for year ended 12/31/94                                                              109,604
                                              -----------    ----------    -----------    -------------
Balances 12/31/94                               6,113,900           611      1,120,692          (12,440)

Net income for year ended 12/31/95                                                              133,857
                                              -----------    ----------    -----------    -------------
Balances 12/31/95                               6,113,900           611      1,120,692          121,417

Net income for year ended 12/31/96                                                              107,831
Stock issued for assets                         2,000,000           200        124,800
Restricted stock issued to employees              350,000            35         32,776
                                              -----------    ----------    -----------    -------------

Balances 12/31/96                               8,463,900           846      1,278,268          229,248

Net loss for Quarter Ended 3/31/97                                                            (58,777)
                                              -----------    ----------    -----------    -------------

Balances 3/31/97                                8,463,900    $      846    $ 1,278,268    $     170,471
                                              ===========    ==========    ===========    =============

                               Buffs-N-Puffs, Ltd.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                               CASH FLOW STATEMENT

                                                                                                   Three Months Ended
                                                                                 -------------------------------------------------
OPERATING ACTIVITIES                                                                  March 31, 1997                March 31, 1996
                                                                                 -------------------------     -------------------
   Net Income (loss)                                                             $                (58,777)     $            48,847
   Adjustments  to reconcile net income (loss) to net cash provided by operating activities:
       Write off Obsolete Asset                                                                     8,895                        0
        Depreciation and Amortization                                                              36,732                   25,558
        (Increase) Decrease in Receivables                                                         (1,248)                 (11,669)
        (Increase) Decrease in Pre-Paid Expense, Supplies and Deposits                              3,798                  (31,028)
        (Increase) Decrease in Inventory                                                           (3,556)                   7,793
        Increase (Decrease) in Accounts Payable and Payroll Tax Payable                            58,445                   12,503
                                                                                 -------------------------     -------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  44,289                   52,004

INVESTING ACTIVITIES
   Increase in Start Up Costs                                                                           0                        0
   Decrease in Deposits                                                                                 0                    2,932
   Cost of Securities Sold                                                                          8,273                   99,310
   Land Purchase                                                                                        0                 (581,000)
   Purchase of Securities                                                                          (6,069)                (122,561)
   Purchase of Property and Equipment                                                             (80,574)              (1,496,001)
                                                                                 -------------------------     -------------------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          (78,370)              (2,097,320)

FINANCING ACTIVITIES
   Repayment of Loans and Leases                                                                  (61,697)                 (39,559)
   Increase in Long Term Debt                                                                           0                1,950,000
   Issue common stock                                                                                   0                  125,000
                                                                                 -------------------------     -------------------
                                                                                                  (61,697)               2,035,441

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (95,778)                  (9,875)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  225,496                  177,086
                                                                                 -------------------------     -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $                129,718      $           167,211
                                                                                 =========================     ===================

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

Income Taxes
No federal income taxes were due for the year ended December 31, 1996. At December 31, 1996, the Company had unused general business credits of $7,844 which expire in 1998 thru 2000, and contributions carryover of $32,524, expiring in 1998 through 2001. The Company has a capital loss carryover of $14,340 which expires in 1997. The Company also has a net operating loss carryover which if not used will expire as follows:

        Year Ended                                Amount   Expiration Date
        -----------------                       ---------  ---------------
        December 31, 1990                       $ 299,501      12/31/2005
        December 31, 1991                         123,837      12/31/2006
                                                ---------
                                                $ 423,338


Inventory  consists of items for sale and use in the  operations of the carwash.
Inventory is recorded at lower of cost or market, on a first-in, first-out basis.

Cash and Cash Equivalents
For financial statement purposes, the company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NOTE B - COMMITMENTS

        The company is also obligated under a maintenance contract on its signs. The contract was signed to be effective in January of 1991 and is three years in length with monthly payments of $789. The contract was renewed in 1996 for an additional three years, through December 31, 1999.

NOTE C - LOANS PAYABLE

On March 26, 1996 the Company entered into an agreement with Daniel F. Pentelute, to purchase the carwash buildings and land. The company took out a mortgage of $1,800,000 and a line of credit of $150,000. In addition 2,000,000 shares of stock were issued to Mr. Pentelute at a price of 1/8 or $125,000. The total purchase price was $2,075,000. The purchase price was below the appraised value of $2,400,000 actual and $3,600,000 replacement cost. The loan agreements were signed with Bank One, Utah. The $1,800,000 loan is a 20 year amortization with a 5 year call at 8.26% interest. The line of credit is a 1 year renewable term at 8.25% interest. During March 1997 the Company repaid $50,000 of the line of credit and extended the line until June of 1997.

                                                                 1997                                          1996
                                  Interest      ------------------------------------         -------------------------------------
                                   Rate %             Current            Long-Term                 Current            Long-Term
                            ------------------  -----------------   ----------------         ----------------    -----------------
G. Phillip Condie*                        7.50  $              0    $        120,000         $         50,000    $          95,000
Escrow Services                           9.50             5,000              10,553                    4,631               16,675
Dan Pentelute                        8.75-10.5               163                   0                      163                    0
Bank One                                  8.26            47,417           1,716,146                  185,843            1,614,157
Bank One                                  8.25           100,000                   0                  150,000                    0
                                                -----------------   ----------------         ----------------    -----------------
                                                $        152,580    $      1,846,699         $        390,637    $       1,725,832
                                                =================   ================         ================    =================

*Monthly payments of interest are only $1,888 with principal payments of $25,000 due March 1 and September 1 of 1994, 1995 and 1996 and the balance due by 9/1/1998. This loan is secured by land with a cost of $310,185.

Scheduled principal reductions for the next five years are as follows:

12/31/97                         $   152,580
12/31/98                             168,986
12/31/99                              48,195
12/31/2000                            52,331
Thereafter                         1,577,189
                                 -----------
                                 $ 1,999,279
                                 ===========

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

NOTE E - RECEIVABLES

Receivables at March 31, 1996 and 1995 consisted of the following:

                                           March 31,            March 31,
                                            1997                 1996
                                          ----------           ----------
   Trade accounts receivable              $   16,970           $   27,910
                                          ----------           ----------

NOTE F - START-UP COSTS

These are costs associated with development of the carwash. The costs are being amortized, depreciated or expensed. The costs include travel to view other carwashes, equipment, inventory, legal fees for patents and trademarks, etc. During 1994 and 1995 the Company spent $25,900 associated with property being held for development into a second carwash operation. The cost will be amortized when the land is sold.

NOTE G - MONTANA LAND

During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold a one-half interest to the Company at his cost. The other one-half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. It is anticipated that the Company will be able to sell the land in the future at a substantial profit.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS.

Changes in Financial Condition
At March 31, 1997 the Company had current assets of $557,387 compared to $654,363 as of December 31, 1996. Cash decreased $95,778 from $225,496 as of December 31, 1996 to $129,718 as of March 31, 1997. This decrease is due to purchase of new equipment and reducing debt. Current liabilities increased $8,446 from $258,591 as of December 31, 1996 to $267,037 as of March 31, 1997.
This increase is due to purchase of new equipment.

Inventory increased $3,556 from $18,834 as of December 31, 1996 to $22,390 as of March 31, 1997.


Changes in Results of Operations
Carwash volume decreased 489 cars from 24,434 for the 3 month period ended March 31, 1996 to 23,945 for the same period ended March 31, 1997. Volume reduction is mainly due to weather.


Revenue for the 3 month period ended March 31, 1997 was $337,680 compared to $353,501 for the same 3 month period ended March 31, 1996, a decrease of $15,821, or 4.5%.The revenue decrease is due to lower carwash volumes, lower sales of carwash packages and express detail services.


During the 3 months ended March 31, 1997 costs and expenses were $393,366 compared to $326,075 for the same period ended March 31, 1996, an increase of $67,291 or 21%. Costs and expense increases are mainly due to higher salaries and resulting payroll taxes, higher depreciation expense, resulting from new equipment purchases, and interest costs relating to the purchase of the carwash building and land.


At March 31, 1997 the Company posted a net loss of ($58,777) compared to a net profit of $48,671 for the same period ended March 31, 1996. Net loss per share for the period was negligible.

As of March 31, 1997 cash and equivalents were $129,718 compared to $167,211 for the same period ended March 31, 1996.

The current ratio as of March 31, 1997 was 2.05 compared to 1.12 as of March 31, 1996. Long term liabilities were $1,845,480 as of March 31, 1997 compared to $1,725,375 as of March 31, 1996. Management believes that sufficient working capital exists for continuing its operations.

                                    PART II.


ITEM 1. LEGAL PROCEEDINGS

During the reporting period the Company was not party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Registrant has no securities which are reportable under this item.

ITEMATTERS SUBMITTED TO A VOTE OF THE COMPANY'S
   SHAREHOLDERS

No matters were submitted to a vote of the Company's shareholders during this quarter.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Buffs-N-Puffs, Ltd.



                                By:  /s/ Alan R. Theis
                                -----------------------------
                                      Alan R.Theis
                                On Behalf of the Registrant
                                and as Secretary/Treasurer
                                and Chief Financial Officer



Dated May 6,1997.