Form 10QSB
period 1997-06-30
TIMEONE INC
filed 1997-08-14
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997
                         COMMISSION FILE NO. 2-70345-NY


                                  TimeOne, Inc.
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

                               Buffs-N-Puffs, Ltd.
Indicate by check mark whether the Registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1)      Yes:    X                                   No:

      (2)      Yes:    X                                   No:

         Number of Shares Outstanding at the End of the Fiscal Quarter:
                        8,354,900 shares of common stock
              (Indicate Number of Shares Outstanding of Each Class
                                    of Common
                       Stock as of the end of the Quarter

                   Page 1 of 11 consecutively numbered pages.

                                     PART I

                              FINANCIAL INFORMATION


                  ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         TimeOne, Inc. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of June 30, 1997 and the related statements of income and cash flows for the three and six month periods ended June 30, 1997 and June 30, 1996 . The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                  TimeOne, Inc.

                           Consolidated Balance Sheet
                                    Unaudited

ASSETS
                                                                                                 June 30, 1997
                                                                                             -------------------
Current Assets
   Cash                                                                                      $           243,107
   Receivables (Note E)                                                                                  192,020
   Marketable Securities (Note A)                                                                        341,028
   Inventory (Note A)                                                                                     20,485
   Prepaid Expenses & Supplies                                                                            61,649
                                                                                             -------------------
                                                                    Total Current Assets                 858,289
Property, Plant and Equipment (at cost)
   Building Improvements                                                                                 202,691
   Building                                                                                            1,494,000
   Furniture, Fixtures & Equipment                                                                       941,005
   Land                                                                                                  581,000
                                                                                             -------------------
                                                                                                       3,218,696
   Less Accumulated Depreciation                                                                        (795,015)
                                                                                             -------------------
                                                     Total Property, Plant and Equipment               2,423,681
Other Assets
   Startup Costs                                                                                          15,305
   Deposit                                                                                                 1,433
   Montana Property                                                                                       52,590
   Deferred Tax Asset                                                                                     93,400
                                                                                             -------------------
                                                                      Total Other Assets                 162,728
                                                                                             -------------------
                                                                            TOTAL ASSETS     $         3,444,698
                                                                                             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable, Payroll and Sales Tax                                                   $            73,351
   Loan Payable                                                                                          153,637
   Loans Payable - Related Parties                                                                           163
                                                                                             -------------------
                                                               Total Current Liabilities                 227,151
Long-Term Liabilities                                                                                  1,615,257
                                                                                             -------------------
                                                                       Total Liabilities               1,842,408
Stockholders' Equity
   Capital Stock, Common                                                                                     846
   Additional Paid-In Capital                                                                          1,278,268
   Retained Earnings                                                                                     372,128
                                                                                             -------------------
                                                                                                       1,651,242
   Less Treasury Stock (109,000 shares)                                                                  (48,952)
                                                                                             -------------------
                                                              Total Stockholders' Equity               1,602,290
                                                                                             -------------------

                                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $         3,444,698
                                                                                             ===================

                                  TimeOne, Inc.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                      For the three months ended      For the six months ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1997           1996           1997            1996
                                                     -------------   -------------  -------------  -------------
REVENUES
   Car Wash                                          $     362,842   $     390,257  $     694,046  $     733,534
   Boutique - Net                                            6,814           8,703         12,708         15,779
   Fuel Sales - Net                                          3,548           4,424          7,058          9,270
   Carpet Express Equipment - Net                               16             225             16            627
   Discounts                                                (3,066)         (2,835)        (5,994)        (4,935)
                                                     -------------   -------------  -------------  -------------
                                     TOTAL REVENUES        370,154         400,774        707,834        754,275

COSTS AND EXPENSES
   Salaries, Labor and Commissions                         166,208         175,958        325,745        326,243
   Taxes and Benefits                                       27,193          22,969         57,341         48,762
   Interest and Credit Card Fees                            49,116          56,887        104,175         75,222
   Travel, Auto, Promotional and Advertising                 7,382           8,749         12,190         14,060
   Office, Telephone, Printing and Supplies                 40,939          41,189         81,451         76,763
   Utilities, Maintenance, Rent and Insurance               32,738          21,920         66,638         64,277
   Depreciation and Amortization                            35,143          25,832         71,875         51,390
   Professional Fees and Other                              29,637          18,551         62,307         41,413
                                                     -------------   -------------  -------------  -------------
                           TOTAL COSTS AND EXPENSES        388,356         372,055        781,722        698,130
                                                     -------------   -------------  -------------  -------------
   Net Income (Loss) before Other Income                   (18,202)         28,719        (73,888)        56,145

Contract Services and Miscellaneous                          6,056           1,533         (1,413)         2,432
Interest and Dividends                                       2,913             928          9,964          2,483
Gain on Property Sale                                      213,315               0        213,315              0
Gain (Loss) on Sale of Securities                                0          17,752         (2,673)        36,543
                                                     -------------   -------------  -------------  -------------
                                                           222,284          20,213        219,193         41,458

Income Taxes                                                (2,425)           (100)        (2,425)          (100)
                                                     -------------   -------------  -------------  -------------

                                         NET INCOME  $     201,657   $      48,832  $     142,880  $      97,503
                                                     =============   =============  =============  =============

                               NET INCOME PER SHARE  $         .02   $           0  $         .02  $         .01
                                                     =============   =============  =============  =============

                                  TimeOne, Inc.

                  Consolidated Statement of Stockholders Equity
                                   (Unaudited)

                                                                                     Additional       Retained
                                                             Common Stock              Paid-In        Earnings
                                                         Shares         Amount         Capital        (Deficit)
                                                     -------------   -------------  -------------  -------------
Balances 12/31/93                                        6,113,900   $         611  $   1,120,692  $    (122,044)
   Net income for year ended 12/31/94                                                                    109,604
                                                     -------------   -------------  -------------  -------------

Balances 12/31/94                                        6,113,900             611      1,120,692        (12,440)
   Net income for year ended 12/31/95                                                                    133,857
                                                     -------------   -------------  -------------  -------------

Balances 12/31/95                                        6,113,900             611      1,120,692        121,417
   Stock issued for assets                               2,000,000             200        124,800
   Restricted stock issued to employees                    350,000              35         32,776
   Net income for year ended 12/31/96                                                                    107,831
                                                     -------------   -------------  -------------  -------------

Balances 12/31/96                                        8,463,900             846      1,278,268        229,248
   Net Income for six months ended 6/30/97                                                               142,880
                                                     -------------   -------------  -------------  -------------

Balances 6/30/97                                         8,463,900   $         846  $   1,278,268  $     372,128
                                                     =============   =============  =============  =============

                                  TimeOne, Inc.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      For the three months ended      For the six months ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1997           1996           1997            1996
                                                     -------------   -------------  -------------  -------------
OPERATING ACTIVITIES
   Net Income                                        $     201,657   $      48,832  $     142,880  $      97,503

   Adjustments  to  reconcile  net  income
     to net cash  provided  by  operating
     activities:
       Sale of West Valley Property                       (213,315)              0       (213,315)             0
       Write off Obsolete Assets                                 0               0          8,895              0
       Depreciation and Amortization                        35,143          25,832         71,875         51,390
       Change in Current Assets and Liabilities:
         Receivables                                       (25,050)         (4,525)       (26,298)       (16,194)
         Prepaid Expenses, Supplies and
           Deposits                                        (14,368)         (6,345)       (10,570)       (37,197)
         Inventory                                           1,905          (1,347)        (1,651)         6,446
         Accounts Payable and Payroll
            Tax Payable                                    (39,886)         11,456         18,559         23,959
                                                     -------------   -------------  -------------  -------------

                        NET CASH PROVIDED (USED) BY
                               OPERATING ACTIVITIES        (53,914)         73,903         (9,625)       125,907

INVESTING ACTIVITIES
   Sale of West Valley Property                            549,400               0        549,400              0
   Land Purchase                                                 0               0              0       (581,000)
   Cost of Securities Sold                                       0          18,159          8,273        117,469
   Purchase of Securities                                        0         (15,374)        (6,069)      (137,935)
   Purchase of Property and Equipment                       (1,874)         (6,070)       (82,448)    (1,502,071)
   Decrease in Deposits                                          0               0              0          2,932
                                                     -------------   -------------  -------------  -------------

                        NET CASH PROVIDED (USED) BY
                               INVESTING ACTIVITIES        547,526          (3,285)       469,156     (2,100,605)

FINANCING ACTIVITIES
   Increase in Long-Term Debt                                    0           3,727              0      1,953,727
   Issue Common Stock                                            0               0              0        125,000
   Repayment of Loans and Leases                          (230,223)        (13,003)      (291,920)       (52,562)
   Sale of West Valley Property                           (150,000)              0       (150,000)             0
                                                     -------------   -------------  -------------  -------------

                        NET CASH PROVIDED (USED) BY
                                FINANCING ACTIVITES       (380,223)         (9,276)      (441,920)     2,026,165
                                                     -------------   -------------  -------------  -------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                        113,389          61,342         17,611         51,467

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     129,718         167,211        225,496        177,086
                                                     -------------   -------------  -------------  -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $     243,107   $     228,553  $     243,107  $     228,553
                                                     =============   =============  =============  =============

                                  TimeOne, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

      NOTE A - Summary of Significant Accounting Policies

      Revenue Recognition
      Interest income is accrued as earned. Gains or losses on the sale of securities are recorded as of the trade date.

      Depreciation
      Depreciation on office equipment and furniture is provided over the estimated useful life of five to ten years using an accelerated method, and depreciation on the office building is being provided over the estimated useful life of 30 to 31.5 years using the straight line method.

      Marketable Securities
      Marketable securities, as a group, are carried at market value in accordance with FAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1996, a decrease of $31,519 was made to adjust to market ($10,207 increase was made for 1995 and $9,666 decrease was made for 1994).

      Income Taxes
      No federal income taxes were due for the year ended December 31, 1996. At December 31, 1996, the Company had unused general business credits of $7,844 which expire in 1998 thru 2000, and contributions carryover of $32,524, expiring in 1998 through 2001. The Company has a capital loss carryover of $14,340 which expires in 1997. The Company also has a net operating loss carryover which, if not used, will expire as follows:

        Year Ended                                Amount      Expiration Date
        ------------                            ---------     ---------------
        December 31, 1990                        $299,501      12/31/2005
        December 31, 1991                         123,837      12/31/2006
                                                ---------
                                                 $423,338
                                                =========
      Inventory consists of items for sale and use in the operations of the carwash. Inventory is recorded at lower of cost or market, on a first-in, first-out basis.

      Cash and Cash Equivalents
      For financial statement purposes, the company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

      NOTE B - COMMITMENTS

      The company is also obligated under a maintenance contract on its signs. The contract was signed to be effective in January of 1996 and is three years in length with monthly payments of $789.

      NOTE C - LOANS PAYABLE

      On March 26, 1996 the Company entered into an agreement with Daniel F. Pentelute, to purchase the carwash buildings and land. The company took out a mortgage of $1,800,000 and a line of credit of $150,000. In addition 2,000,000 shares of stock were issued to Mr. Pentelute at a price of 1/8 or $125,000. The total purchase price was $2,075,000. The purchase price was below the appraised value of 2,400,000 actual and $3,600,000 replacement cost. The loan agreements were signed with Bank One, Utah. The 1,800,000 loan is a 20 year amortization with a 5 year call at 8.26% interest. The line of credit is a 1 year renewable term at 8.25% interest. During March 1997 the Company repaid $50,000 of the line of credit and extended the line until June of 1997. In May 1997 the Company repaid the $100,000 remaining balance on the line of credit. Also, in May 1997 the Company paid the balance due on the G. Phillip Condie loan. These obligations were repaid out of proceeds from the sale of the West Valley property.

                                                  Interest                 1997                           1996
                                                               ----------------------------   ----------------------------
                                                    Rate          Current        Long-term    Current        Long-term
                                                -------------  -------------  -------------   -------------  -------------
               G. Phillip Condie                         7.50  $           0  $           0   $      50,000  $      95,000
               Escrow Services                           9.50          5,000          9,606           4,631         16,675
               Dan Pentelute                       8.75-10.50            163              0             163              0
               Bank One                                  8.26         47,417      1,706,871         185,843      1,614,157
               Bank One                                  8.25              0              0         150,000              0
                                                               -------------  -------------   -------------  -------------
                                                               $      52,580  $   1,716,477   $     390,637  $   1,725,832
                                                               =============  =============   =============  =============

      Scheduled principal reductions for the next five years are as follows:

      12/31/97                           $         152,580
      12/31/98                                     168,986
      12/31/99                                      48,195
      12/31/2000                                    52,331
      Thereafter                                 1,346,965
                                         -----------------
                                         $       1,769,057
                                         =================

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

      NOTE E - RECEIVABLES

      Receivables at June 30, 1997 and 1996 consisted of the following:

                                              June 30,             June 30,
                                                1997                 1996
                                        -----------------     ----------------
               Trade receivables        $          42,020     $         32,435
               Note receivable                    150,000                    0
                                        -----------------     ----------------
                                        $         192,020     $         32,435
                                        =================     ================

      A note receivable for $150,000 due November 1997 from John Park and Associates, relating to the sale of the West Valley property makes up the large increase in receivables.

      NOTE F - START-UP COSTS

      These are costs associated with development of the carwash. The costs are being amortized, depreciated or expensed. The costs include travel to view other carwashes, equipment, inventory, legal fees for patents and trademarks, etc. During 1994 and 1995 the Company spent $25,900 associated with property being held for development into a second carwash operation. These costs were written off when the West Valley land was sold in May 1997.

      NOTE G - MONTANA LAND

      During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold a one-half interest to the Company at his cost.The other one-half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. It is anticipated that the Company will be able to sell the land in the future at a substantial profit.

                                     PART I

                              FINANCIAL INFORMATION


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS.

      Changes in Financial Condition
      At June 30,1997 the Company had current assets of $858,289 compared to $654,363 as of December 31, 1996. Receivables increased $175,779 from
      $16,241 as of  December  31, 1996 to  $192,020  as of June  30,1997.  This
      increase is due to credit card receivables and a note receivable relating to the sale of the West Valley property. Current liabilities decreased $31,440 from $258,591 as of December 31, 1996 to $227,151 as of June 30,
      1997. This decrease is mainly due to paying off the line of credit and the loan on the West Valley property. Inventory increased $1,651 from $18,834 as of December 31, 1996 to $20,485 as of June 30, 1997.

      Changes in Results of Operations
      Carwash volume decreased 2,356 cars from 26,220 for the 3 month period ended June 30, 1996 to 23,864 for the same period ended June 30, 1997. Volume reduction is weather related, and due to major road construction altering normal travel.

      Revenue for the 3 month period ended June 30, 1997 was $370,154 compared to revenue of $400,774 for the same period ended June 30, 1996, a decrease of $30,620, or 7.6%.

      During the 3 months ended June 30, 1997 costs and expenses were $388,356 compared to $372,055 for the same period ended June 30, 1996, an increase of $16,301 or 4.4%. The increases are mainly due to higher depreciation, interest costs and higher utility expense relating to equipment and building purchases in previous quarters.

      For the 3 months ended June 30, 1997 the Company posted a profit of $201,657 compared to a profit of $48,832 for the same period ended June 30, 1996, an increase of $152,825 or 312%. This increase is due to the sale of the West Valley property. For the six month period ended June 30, 1997 the Company posted a profit of $142,880 compared to a profit of $97,503 for the same six month period ended June 30, 1996, an increase of $45,377 or 46.5%. This increase is also due to the sale of the West Valley property. Net earnings per share were .02 for the period ended June 30,1997.

      As of June 30, 1997 cash and cash equivalents were $243,107 compared to $228,553 as of June 30, 1996.

      The current ratio as of June 30, 1997 was 3.78 compared to 1.24 as of June 30, 1996.

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

ITEM 5.       OTHER INFORMATION

In May of 1997 the Company sold the West Valley Property to John Park and Associates. The land was sold for $555,000. The Company is holding a note payable of $150,000 due September of 1997. In addition the Company is receiving approximately $1,100 per month in interest until the note is paid. Proceeds of the sale went to pay down existing debt, including the Condie loan and the Bank One line of credit. Additional monies were placed into money market accounts.

On June 18,1997 shareholders representing 5,080,900 shares of the outstanding 8,354,900 common shares of Buffs-N-Puffs, Ltd. agreed, without meeting, to amend the Company's articles of incorporation to change the name of the company to TimeOne, Inc. The amendment to the Company's articles of incorporation became effective July 24, 1997.

On July 28, 1997, the Company signed a joint venture agreement with Lubeco Management, Inc. a Delaware corporation, to develop and operate a Q-Lube oil change center. The Company and Lubeco each own 50% of the joint venture. The Company will provide the land and Lubeco the building, to the joint venture on a lease basis. Each party will also provide $50,000 in operating capital.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TimeOne, Inc.



                                     By: /s/Alan R. Theis
                                        ------------------------------
                                          Alan R.Theis
                                          On Behalf of the Registrant
                                          and as Secretary/Treasurer
                                          and Vice President


Dated August 12, 1997