Form 10QSB
period 1997-09-30
TIMEONE INC
filed 1997-11-12
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NO. 2-70345-NY.

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

                                 Former Adress:
                                       N/A
              Former Name, Former Address, and Former Fiscal Year,
                          if changed since last report
                               BUFFS-N-PUFFS, LTD.

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

                   Page 1 of 14 consecutively numbered pages.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

         TimeOne, Inc. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of September 30, 1997 and the related statements of income and cash flows for the three month periods ended September 30, 1997 and September 30, 1996. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                  TimeOne, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
                                        September 30,
                                             1997
                                       ----------------
   Cash                                        $235,151
   Accounts Receivable                          165,706
   Inventory                                     18,806
   Marketable Securities                        339,406
   Prepaid Expenses & Supplies                   60,249
                                       ----------------

      Total Current Assets                      819,318

PROPERTY, PLANT AND EQUIPMENT (at cost)
   Building Improvements                        202,691
   Building                                   1,494,000
   Furniture, Fixtures, & Equipment             943,108
   Land                                         581,000
                                       ----------------
                                              3,220,799

   Less Accumulated Depreciation               (828,697)
                                       ----------------

      Total Property, Plant & Equipment       2,392,102

OTHER ASSETS
   Startup Costs                                 13,913
   Deposit                                        2,501
   Montana Property                              52,590
   Q-Lube Joint Venture                          62,663
   Deferred Tax Asset                            93,400
                                       ----------------

        Total Other Assets                      225,067
                                       ----------------

        TOTAL ASSETS                   $      3,436,487
                                       ================

                                  TimeOne, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
                                                September 30,
                                                    1997
                                               ---------------
   Accounts Payable, Payroll and Sales Tax     $        79,446
   Loans Payable                                       190,843
   Loans Payable - Related Parties                         163
                                               ---------------
        Total Current Liabilities                      270,452

LONG TERM LIABILITIES
   Loans Payable - Bank One                          1,566,471
                                               ---------------

        Total Long Term Liabilities                  1,566,471
                                               ---------------

                Total Liabilities                    1,836,923

STOCKHOLDERS EQUITY
Common Stock                                               846
Additional paid in capital                           1,278,268
Retained Earnings                                      369,402
                                               ---------------
                                                     1,648,516

Less Treasury Stock                                    (48,952)
                                               ---------------
                                                     1,599,564
                                               ---------------

    TOTAL LIABILITY AND STOCKHOLDERS EQUITY    $     3,436,487
                                               ===============

                                  TimeOne, Inc.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     For Three Months Ended       For Nine Months Ended
                                                      September   September       September    September
REVENUES:                                             30, 1997     30, 1996       30, 1997      30, 1996
                                                    -----------  -----------    -----------   -----------
       Car Wash                                     $   370,129  $   411,299    $ 1,064,175   $ 1,144,833
       Boutique - Net                                     5,180        5,770         17,888        21,549
       Fuel Sales - Net                                   4,342        5,089         11,400        14,359
       Carpet Express Equipment                               0          (27)            16           600
       Discounts                                         (3,150)      (3,151)        (9,144)       (8,086)
                                                    -----------  -----------    -----------   -----------
              TOTAL REVENUES                            376,501      418,980      1,084,335     1,173,255

COSTS AND EXPENSES:
       Salaries, Labor and Commissions                  177,027      181,777        502,772       508,020
       Taxes and Benefits                                28,507       28,488         85,848        77,250
       Interest and Credit Card Fees                     48,923       58,069        153,098       133,291
       Travel, Auto, Promotion, Advertise                 4,723        5,208        16, 913        19,268
       Office, Telephone, Supplies, Print                46,723       44,708        128,174       121,471
       Utilities, Insurance, Maintenance                 36,140       25,681        102,778        89,958
       Depreciation and Amortization                     35,392       26,673        107,267        78,063
       Professional Fees and Other                       22,797       28,872         85,104        70,285
                                                    -----------  -----------    -----------   -----------
              TOTAL COSTS AND EXPENSES                  400,232      399,476      1,181,954     1,097,606
                                                    -----------  -----------    -----------   -----------

              Net Operational Income                    (23,731)      19,504        (97,619)       75,649

Contract Services and Miscellaneous                       4,076         (363)         2,663         2,069
Interest and Dividends                                    3,588        1,994         13,552         4,477
Gain (Loss) on Sale of Securities                           679       42,687         (1,994)       79,230
Gain on Property Sale                                         0            0        213,315             0
Q Lube Joint Venture Income                              12,663            0         12,663             0
                                                    -----------  -----------    -----------   -----------
              TOTAL OTHER REVENUE                        21,006       44,318        240,199        85,776
                                                    -----------  -----------    -----------   -----------
Net Income Before Taxes                                  (2,725)      63,822        142,580       161,425
Income Taxes                                                  0            0          2,425           100
                                                    -----------  -----------    -----------   -----------
NET INCOME                                          $    (2,725) $    63,822    $   140,155   $   161,325
                                                    ===========  ===========    ===========   ===========
NET INCOME PER SHARE                                $       NIL  $       NIL    $       .01   $       .01
                                                    ===========  ===========    ===========   ===========

                                  TimeOne, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       For Three Months Ended                   For Nine Months Ended
                                                     September         September            September         September
OPERATING ACTIVITIES:                                 30, 1997          30, 1996             30, 1997          30, 1996
---------------------                                 --------          --------             --------          --------

       Net Income                                     $ (2,725)          $63,822             $140,155          $161,325
       Adjustments to reconcile net income
       (loss) to net cash provided by operating
       activities:
       Sale of West Valley Property                          0                 0             (213,315)                0
       Depreciation and Amortization                    35,392            26,673              107,267            78,063
       (Increase) Decrease in Receivables               26,314             3,883                   16           (12,311)
       (Increase) Decrease in Pre-Paid                   1,400            (1,862)              (9,170)          (39,059)
       (Increase) Decrease in Inventory                  1,679             1,234                   28             7,680
       Write Off Obsolete Assets                            72             2,277                8,967             2,277
       (Increase) Decrease in Accounts Payable,
              And Taxes Payable                          6,095             6,024               24,654            29,983
                                                         -----             -----               ------            ------

              NET CASH PROVIDED
              BY OPERATING ACTIVITIES                   68,227           102,051               58,602           227,958

INVESTING ACTIVITIES:
       Sale of West Valley Property                          0                 0              549,400                 0
       Cost of Securities Sold                           1,622            52,662                9,895           171,941
       Decrease (Increase) in Deposits                  (1,068)                0               (1,068)            2,932
       Purchase of Securities                                0           (98,073)              (6,069)         (237,818)
       Purchase of Property, Plant, And Equip.          (2,103)          (12,189)             (84,551)       (1,514,259)
       Land Purchase                                         0                 0                    0          (581,000)
       Investment and Earnings from Q Lube             (62,663)                0              (62,663)                0
                                                      --------          --------             --------        ----------
              NET CASH PROVIDED (USED)
              BY INVESTING ACTIVITIES                  (64,212)          (57,600)             404,944        (2,158,204)

FINANCING ACTIVITIES:
       Increase in Long Term Debt                            0                 0                    0         1,953,727
       Issue Common Stock                                    0            32,813                    0           157,811
       Repayment of Loans and Leases                   (11,971)          (36,242)            (303,891)          (88,803)
       Sale of West Valley Property                          0                 0             (150,000)                0
                                                      --------          --------            ---------         ---------
NET CASH PROVIDED (USED) BY FINANCING                  (11,971)           (3,429)            (453,891)        2,022,735
                                                      --------           ------             --------          ---------

INCREASE (DECREASE) IN CASH                            (7,956)            41,022                9,655            92,489

CASH AND EQUIVALENTS
AT BEGINNING OF PERIOD                                 243,107           228,553              225,496           177,086
                                                       -------           -------              -------           -------

CASH AND EQUIVALENTS AT
END OF PERIOD                                         $235,151          $269,575             $235,151          $269,575
                                                      ========          ========             ========          ========

                                  TimeOne, Inc
                  Consolidated Statement of Stockholders Equity
                                   (Unaudited)


                                               Common Stock           Additional             Retained           Treasury Stock
                                            Shares       Amount         Paid In              Earnings        Shares        Amount
                                                                        Capital
                                        ----------      --------      -----------             -------       --------     --------
Balances 12/31/93                        6,113,900         $611        $1,120,692          $(122,044)        109,000     $(48,952)

Net Income for Year
Ended 12/31/94                                                                                109,604
                                        ----------      --------      -----------             -------       --------     --------

Balances 12/31/94                        6,113,900         $611        $1,120,692           $(12,440)        109,000     $(48,952)

Net Income for Year
Ended 12/31/95                                                                                133,857
                                        ----------      --------      -----------             -------       --------     --------

Balances 12/31/95                        6,113,900         $611        $1,120,692            $121,417        109,000     $(48,952)

Net Income for Year
Ended 12/31/96                                                                                107,831

Stock Issued for Assets                  2,000,000          200           124,800

Restricted Stock
Issued to Employees                        350,000           35            32,776
                                        ----------      --------      -----------             -------       --------     --------

Balances 12/31/96                        8,463,900          846         1,278,268             229,248        109,000     $(48,952)

Net Income for 9 Months
Ended 9/30/97                                                                                 140,155
                                        ----------      --------      -----------             -------       --------     --------

Balances 9/30/97                         8,463,900         $846        $1,278,268            $369,403        109,000     $(48,952)
                                         =========         ====        ==========            ========        =======     =========

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

MARKETABLE SECURITIES
Marketable securities, as a group, are carried as trading securities at market value in accordance with SFAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1996, a decrease of $31,519 was made to adjust to market ($10,207 increase was made for 1995 and $9,666 decrease was made for 1994).


INCOME TAXES

No federal income taxes were due for the year ended December 31, 1996. At December 31, 1996, the Company had unused general business credits of $3,231 which expire in 1997 through 2000, and contributions carryover of $32,524, expiring in 1998 through 2000. The company has a net operating loss carryover which if not used will expire as follows:

                                     Amount     Expiration Date
                                    ---------     -----------
         Year Ended                 Federal        Federal
         ----------                 ---------     ---------
         12/31/90                    $128,809     12/31/05
         12/31/91                     123,837     12/31/06
                                    ---------
                                     $252,646
                                    =========
INVENTORY
Inventory  consists of items for sale and use in the  operations of the carwash.
Inventory is recorded at lower of cost or market, on a first-in, first-out basis.

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
NOTE B - COMMITMENTS

The Company is obligated under a maintenance contract on its signs. The contract is in effect until December 31, 1999 with monthly payments of $789.

NOTE C - LOANS PAYABLE

On March 26, 1996 the Company entered into an agreement with Daniel F. Pentelute, to purchase the carwash building and land. The company took out a mortgage of $1,800,000 and a line of credit of $150,000. In addition 2,000,000 shares of stock were issued to Mr. Pentelute at a price of 1/8 or $125,000. The total purchase price was $2,075,000. The purchase price was below the appraised value of 2,400,000 actual and $3,600,000 replacement cost. The loan agreements were signed with Bank One, Utah. The 1,800,000 loan is a 20 year amortization with a 5 year call at 8.26% interest. The line of credit is a 1 year renewable term at 8.25% interest. During March 1997 the Company repaid $50,000 of the line of credit and extended the line until June of 1997. In May 1997 the Company repaid the $100,000 remaining balance due on the line of credit. Also in May 1997, the Company paid the balance due on the G. Phillip Condie loan. These obligations were repaid out of proceeds from the sale of the West Valley property.

                                        1997                   1996
                      Interest    ------------------    ------------------
                       Rate %     Current   Long Term   Current Long Term
                      --------    -------- ----------  -------- ----------
G. Phillip Condie         7.5     $      0 $        0  $ 50,000 $   95,000
Escrow Service            9.5        5,000      7,550     4,631     14,137
Dan Pentelute       8.75-10.5          163          0       163          0
Bank One                 8.26      185,843  1,558,921   185,843  1,596,918
Bank One                 8.25            0          0   150,000          0
Associates               18.0            0          0     1,497          0
                                  -------- ----------  --------  ---------
                                  $191,006 $1,566,471  $392,134 $1,706,055
                                  ======== ==========  ======== ===========

Scheduled principal reductions for the next five years are as follows:

12/31/97                   $    152,580
12/31/98                        168,986
12/31/99                         48,195
12/31/00                         52,331
Thereafter                    1,335,385
                           ------------
                           $  1,757,477

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


NOTE E - RECEIVABLES

Receivables at September 30, 1997 and 1996 consisted of the following:

                                      September      September
                                       30, 1997       30, 1996
                                      ---------      ---------
Trade accounts receivable             $  15,706      $  32,406
Note Receivable                         150,000              0
                                      ---------      ---------
Total Receivables                     $ 165,706      $  32,406
                                      =========      =========

NOTE F - START-UP COSTS

These are costs associated with development of the car wash. The costs are being amortized, depreciated or expensed. The costs include travel to view other car washes, equipment, inventory, legal fees for patents and trademarks, etc. During 1994 and 1995 the Company spent $25,900 associated with property being held for development into a second car wash operation. These costs were written off when the West Valley land was sold in May 1997.

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         OPERATING RESULTS.

CHANGES IN FINANCIAL CONDITION
As of September 30, 1997 the Company had current assets of $819,318 compared to $654,363 as of December 31, 1996. Cash increased $9,655 for the nine months ended September 30, 1997. The increase in cash is attributable to the sale of real estate. The increase in receivables is due to the Note from John Park relating to the sale of the West Valley property. Current liabilities increased from $258,591 as of December 31, 1996 to $270,452 as of September 30, 1997. This increase is due to increased accounts payable.

Inventory decreased $28 from $18,834 as of December 31, 1996 to $18,806 as of September 30,1997. Marketable securities have decreased $3,826 from $343,232 as of December 31,1996 to $339,406 as of September 30, 1997.

CHANGES IN RESULTS OF OPERATIONS
Carwash volume decreased 4,224 cars from 28,729 for the 3 month period ended September 30, 1996 to 24,505 for the same period ended September 30, 1997. Much of the decrease in volume can be traced to the month of August, which was amongst the wettest ever recorded in Utah. Volume has also decreased due to the major reconstruction of I-15, which has closed most of the freeway ramps, forcing traffic onto secondary streets. The resulting increase in traffic has made it difficult to enter and exit the carwash property. This traffic congestion is expected to continue until the project's completion in 2001.

Revenue for the 3 month period ended September 30, 1997 was $376,501 compared to $418,980 for the same period ended September 30, 1996, a decrease of $42,479 or 10.1%. The decrease in revenue is due to lower carwash volume.

During the 3 months ended September 30, 1997 costs and expenses were $400,232 compared to $399,476 for the same period ended September 30, 1996, an increase of $756 or .18%. This slight increase is due to higher utility expenses and increased depreciation expense.

The Company posted a net loss of $(2,725) for the 3 months ended September 30, 1997, compared to a net profit of $63,822 for the same period ended September 30, 1996, a decrease of $(66,547) or 104%. This decrease can be attributed to lower revenues along with lower carwash volumes. The Company has a net loss on carwash operations for the 3 months ended September 30, 1997 of ($23,731) compared to a operating profit of $19,504 for the same period ended September 30, 1996. Management is uncertain as to when the carwash operations will return to profitability. It is highly likely the year will end with an operating loss. Net loss per share for the period was negligible.

Revenues for the 9 months ended September 30, 1997 were $1,084,335 compared to $1,173,255 for the same period ended September 30, 1996, a decrease of $88,920 or 7.5%. This decrease is due to lower carwash volumes. The Company has washed 72,314 cars as of September 30, 1997 compared to 79,383 cars as of September 30, 1996, a decrease of 7,069 or 8.9%.

For the 9 months ended September 30, 1997 costs and expenses were $1,181,954 compared to $1,097,606 for the same period ended September 30, 1996, an increase of $84,348 or 7.7%. The increase is due to higher interest, utilities, and depreciation expenses, relating to updating of the carwash equipment and the loan on the carwash property. While labor costs are slightly lower, they are more than offset by the increases described above.

Management expects continued upward pressure on wages during the fourth quarter of 1997. During the fourth quarter many seasonal jobs are created with the opening of the ski season. This will make an already tight labor market even more competitive.

The Company posted a net profit of $140,155 for the 9 months ended September 30, 1997 compared to $161,325 for the same period ended September 30, 1996, a decrease of $21,170 or 13%. The Company had an operating loss of $97,619 as of September 30, 1997 compared to an operating profit of $75,649 as of September 30, 1996. The overall profitability of the Company as of September 30, 1997 is due to the sale of the West Valley property and income from the Q Lube joint venture. The Q Lube joint venture produced income of $12,663 for the quarter. The Company is confident that the Q Lube joint venture will continue to produce income.

The current ratio as of September 30, 1997 was 3.02 compared to 1.56 as of September 30, 1996. Long term liabilities were $1,566,471 as of September 30, 1997 compared to $1,728,580 for the same period ended September 30, 1996.
Management believes sufficient working capital exists for its continuing operations.

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           CHANGES IN SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

The Registrant has no securities which are reportable under this item.

ITEM 4.           MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

No matters were submitted to a vote of the Company's shareholders during this quarter.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TimeOne, Inc.



                           By:  /s/  Alan R. Theis
                                    Alan R. Theis
                           On Behalf of the Registrant
                           and as Secretary/Treasurer
                           and Vice President
Dated November 12, 1997.