Form 10KSB
period 1997-12-31
TIMEONE INC
filed 1998-04-15
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB
                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 ---------

               For the Transition Period from ________ to ________

                        Commission file number 2-70345-NY

                                  TimeOne Inc.
                  (Exact name of registrant as specified in its
                      charter) Former name of registrant -
                               Buffs-N-Puffs, Ltd.

      Nevada                                   88-0182534
  (State   or   other                     (IRS Employer ID Number)
jurisdiction of  incorporation
    of organization.)

                   6500 South State Street, Murray, Utah 84107
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (801) 268-9280

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

       State issuer's revenues for its most recent fiscal year $1,465,867

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

                 8,354,900 shares common stock par value $0.0001
                                (Title of Class)

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

                                     PART I


ITEM 1.           BUSINESS

         TimeOne, Inc., formerly known as Buffs-N-Puffs, Ltd. and before that as Pubcoa, Inc., (the "Company") was incorporated under the laws of the State of Nevada on November 14, 1980. It has engaged during the past seventeen (17) years in various business opportunities.

         In 1990, the Company entered the carwash business. On March 22nd, 1990, the Company's carwash operations started at 6500 South State, Murray, Utah. The facilities have eight gas pumps and two tunnels. The first of these tunnels houses carwash equipment, which the Company believes is the best equipment available in terms of cleaning the vehicles, reliability, and durability. In this tunnel the Company offers a full range of services for automotive cleaning, including the cleaning of the undercarriage and tires. The Company operations are known as a full service carwash because of the many services it offers and because the customer performs no service. The carwash operations is not a self service nor a single station roll over wash. The second tunnel houses automotive interior cleaning equipment, which the Company has developed. With its unique auto interior cleaning equipment the Company provides auto carpet and seat upholstery cleaning services. The carwash building also has a boutique, which is also the waiting room for customers. Windows allow customers to view the equipment in operation. The boutique offers a wide range of convenience items, which include automotive products, convenience foods, and greeting cards.

         The Company presently has approximately 35 full time and 30 part time employees.

         The carwash tunnel has the following equipment, which is listed in the sequence of the cleaning cycle:

1.       Vacuums
2.       Prep
         - Chemical tire applicator (CTA) applies cleaning chemical to tires.
3.       Tunnel
         - Presoak Arch - applies cleaning chemical for tough dirt and road grime.
         - Foamerator - Applies cleansing agent, with optical brightners.
         - Wave-A-Cross - Cleans  car from side to side with  soft  cloths.
         - Wrap-arounds - Cleans car front to back and side to side with soft cloth.
         - Tire Brushes - Cleans tire sidewalls.
         - Neon Super Sudsers - Applies concentrated  cleaning foam.
         - Whippersnappers - Cleans car from front to back with soft  cloths.
         - Undercarriage  Wash - Removes  soil from undercarriage  of car.
         - Set of 2x2's - Side  wheel  clothes  to clean lower door  panels.
         - Tri-Color Wax Arch - applies  three  clearcoat waxes.
         - Wash Module - Whippersnappers and side wheel clothes (2nd set) for polish wax.
         - Rust Inhibitor - High pressure water with rust inhibitor applied to undercarriage.
         - Low volume rinse, wax arch - Rinses car exterior and applies sealer wax.
         - Booster  nozzles  side dryers - Air jets dry sides of car.

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

         During 1997 the Company retrofitted all side wheels with Belanger's new Waves and Fins(TM). The Company also installed a Wave Across(TM), and Gyro Wrap(TM)featuring Waves and Fins(TM). Waves and Fins(TM) places the cloth horizontally to more thoroughly clean cracks and crevices of moldings, door handles and wheel wells. The Waves(TM) are specifically shaped to provide oscillating motion, which produces more cleaning area overlap. The design of the cloth Fin(TM) provides twice the cleaning capability of the previous design. The system is also designed to make replacement of cloth much faster, from hours to minutes. The Company also installed a new dryer, to more completely dry vehicles on line, and a RO (Reverse Osmosis) system to provide a spot free final rinse. Reverse Osmosis breaks water down to its basic chemical components and removes virtually all impurities, before it is sprayed onto vehicles.

Carpet Express

         Carpet Express is a unique system that the Company developed to clean automotive interiors, both carpeting and upholstery. The Carpet Express process uses a combination of hot water, chemicals, and suction to wash, clean and shampoo automotive carpets and upholstery. After the cleaning process the interior is damp and dries within several hours. Management believes that the Carpet Express process offers the best available means, on a commercial scale, to clean automotive carpet and upholstery. Carpet Express offers to a full service carwash additional services to market to customers thereby increasing sales dollars per vehicle.

         The carwash has used the Carpet Express system and process for cleaning automotive interior carpeting and upholstery since the carwash facilities were opened in March of 1990. The Company's experience during fiscal 1997 was that approximately 5% of the carwash customers purchased the Carpet Express service and these services accounted for approximately 11% of revenues.

         The equipment used in the carpet and upholstery system is unique to the Company and, in management's opinion, is superior to any equipment available to clean automotive interiors on a commercial scale in the carwash environment.

Facility

         The facility consists of two buildings. The larger of the two buildings houses the boutique, carwash tunnel and offices. Its dimensions are approximately 192 feet by 65 feet. The office space on the second floor of the building is comprised of approximately 4000 square feet. There is a reception area, day room facilities, storage rooms, and six offices. The second building houses Carpet Express operations and is approximately 3500 square feet. Inside it are a drive through tunnel, two offices, and an equipment room.

         The property on which the two buildings sit is approximately 3.5 acres. The facilities are visible from the major beltway in Salt Lake County and from a major thoroughfare, which passes by the front of the property. The daily car count for the major thoroughfare at the front of the property is approximately 37,000 cars per twenty-four hour period.

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

The facility also maintains a stand alone two bay oil/lube facility. This project is a joint venture between TimeOne and Lubeco (Q lube). The companies each own 50% of the joint venture and share in profits and losses equally. The Company contributed use of the land and Q Lube contributed use of the building to the joint venture. Each company contributed $50,000 in working capital. The facility was profitable during 1997.

Competition

         In the Greater Salt Lake area there are approximately 160 carwashes, known as rollovers, located at gas stations. A rollover is a system of three rotating brushes that simultaneously wash the top and sides of the vehicle. The major gas companies offer free carwashes with gas purchases.

         In the area are ten other full service washes, which compete directly with the Company. It is believed the Company has a better location, superior equipment, more aesthetic facilities, and better services to offer its customers than the competition. The Company has no meaningful data as to the size of the carwash market or the Company's share in that market.

         In addition, competition comes from coin operated self service washes. In the area there are approximately thirty-four coin operated carwashes. Also locally there are two mechanical touchless rollover operations. The vehicles are cleaned chemically without brushes.

         Management believes its operations have matured as its facility and services have become better known and more recognized by the motoring public. The overall market for the Company's services is imprecise. Management believes that the single biggest determinant of sales volume is the weather. If the weather is stormy or overcast, business declines. With good weather, sales increase dramatically.

Inflation and Foreign Exchange.

         Management believes that inflation and foreign exchange rates have no effect on its operations or profits.

ITEM 2.           PROPERTIES

         On March 25,1995, the Company purchased the building and the land the carwash is located on from Daniel F. Pentelute, the majority stock holder of the Company, for $2,075,000. The purchase was financed through Bank One of Utah and consists of the following: A one year renewable line of credit of $150,000 dollars at 8.25%, and a $1,800,000 note with a twenty year amortization and five year call at 8.26%. In addition, the Company issued 2,000,000 shares of common stock to Mr. Pentelute at a price of 1/8. The Company repaid the line of credit during the second quarter of 1997.

         On June 21, 1993, the Company purchased approximately 1.67 acres of land located at approximately 3750 West 4700 South, West Valley City, Utah. The property was purchased for the specific purpose of building a second carwash for the Company. This particular piece of property was purchased because of the high traffic counts surrounding it and its location in an area, which is not being served by any other full service carwash. During 1996, the Company abandoned plans to build a second carwash on this site. The property was sold in 1997, a balance of $30,000 is still owed on the sale. It is anticipated the balance will be paid in full during the 2nd quarter of 1998.

         During September, 1994, Daniel Pentelute, the majority stockholder of the Company, purchased 21 acres of land in Montana. Three days later the Company purchased a one half interest in this land from Mr. Pentelute at his cost. The other one half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. The cost of the one half interest was $52,590 of which the Company still owed $11,081 as of December 31, 1997. Monthly payments on the land are $1,162 and the loan is secured by the land. It is anticipated by the Company that it will be able to sell the land in the future at a substantial profit.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not currently involved in any litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended 1997, no matters were submitted by the Company for a vote to its security holders.

ITEM 5.           OTHER INFORMATION

         On January 1998, the Company agreed to lease two vacant offices to Wireless Systems, a cellular phone company. In March, the Company leased an additional office to Wireless Systems. The three offices are being leased for $1250.00 per month. The lease is in effect for a minimum of six months.

                                     PART II

ITEM 6.           MARKET FOR THE REGISTRANT'S COMMON STOCK & RELATED
                  SHAREHOLDERS MATTERS.

         The Company's common stock is traded on the OTC Bulletin Board under the symbol TYME. The information below, since the end of the first quarter of 1992, was provided by Alpine Securities of Salt Lake City, Utah and does not necessarily represent prices of actual sales of the Company's common stock, nor does it take into account any brokerage discounts, commissions, or fees. At the close of business on March 7, 1998 the Company had approximately 645 stockholders of record. During 1997 a majority of the outstanding shares voted to change the company name from Buffs-N-Puffs, Ltd., to TimeOne, Inc. This change took effect July 24, 1997.

  QUARTER           HIGH BID       HIGH ASK        LOW BID      LOW ASK
First 1997            1/64          5/64             1/8           1/16
Second 1997           1/64          5/64            1/64           5/64
Third 1997*             0           0                 0              0
Fourth 1997*            0           0                 0              0

First 1996             1/8          1/2              1/8            1/2
Second 1996            1/8          1/2              1/8            1/2
Third 1996             1/8          1/2              1/8            1/2
Fourth 1966            1/8          1/2              1/8            1/2

First  1995            3/4          1/2             1/64            1/8
Second 1995            1/2          1/2             1/64           1/64
Third  1995            1/2          3/8             1/64           1/64
Fourth 1995            3/8          3/8              1/8            1/8

First  1994            1/8          3/8              1/8            3/8
Second 1994            1/8          3/8             1/8             3/8
Third  1994            1/8          3/8              1/8            3/8
Fourth 1994           1/8           3/8             1/8             3/8

* The Company did not have two market makers during the third and fourth quarters, therefore no official data is available.

No dividends have been paid nor are any anticipated in the foreseeable future.

ITEM 7.           SELECTED FINANCIAL DATA

                       1997              1996              1995               1994                 1993
                       ----              ----              ----               ----                 ----
Total
  Revenues       $     1,465,867   $     1,510,079   $     1,544,118   $        1,633,892   $        1,444,466
Net
  Operating
  Revenues               143,034           142,531           195,957              117,704               83,748

Net Income
  from
  continuing
  operations             143,034           142,531           195,957              117,704               83,748

Net Income                64,209           107,831           133,857              109,604              281,648(1)

Total
  Assets               3,303,676         3,575,179         1,448,539            1,503,992            1,472,827

Total
  Stock-
  holders'
  Equity               1,523,619         1,459,410         1,193,768            1,108,863              950,307

Long Term
  Debt                 1,697,610         1,857,178           136,612              203,551              285,149

NOTES

(1) In February, 1992 the Financial Accounting Standards Board adopted a new standard which requires that deferred tax balances be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. This statement was required to be applied in the company's financial statements for the year 1993.

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

ITEM 8.           MANAGEMENTS DISCUSSION AND ANALYSIS

         On March 22, 1990, the Company commenced its carwash operation at 6500 South State Street, Salt Lake City, Utah. Previously, the Company had not engaged in any meaningful business operations and the Company had no revenues generated from business operations.

                                  1997 to 1996

                  As of December 31,1997 the Company had cash of $270,215 compared to cash of $225,496 as of December 31,1996, an increase of $44,719 (20%). The increase is attributable to the sale of the West Valley property and income from the Q lube joint venture.

         Current assets as of December 31, 1997 were $790,570 compared to $654,363 as of December 31, 1996 an increase of $136,207 (21%). The increase is due to higher receivables, inventory and the market value of securities held. Property, plant, and equipment were $2,354,266 as of December 31, 1997 compared to $2,729,406 as of December 31, 1996, a decrease of $375,140 (14%). The decrease is due to normal depreciation and sale of land.

         Current Liabilities as of December 31, 1997 were $82,447 compared to $258,591 as of December 31,1996, a decrease of $176,144 (68%). Long term liabilities decreased from $1,857,178 as of December 31, 1996 to $1,697,610 as of December 31, 1997. The decrease is due to reduction of debt associated with the West Valley property and the existing Bank One loans. Total liabilities as of December 31, 1997 were $1,780,057 compared to $2,115,769 as of December 31, 1996.

         Stockholders' Equity as of December 31, 1997 was $ 1,523,619 compared to $1,459,410 as of December 31,1996, an increase of $64,209 (4%). This increase is due to profits from Q Lube and sale of the West Valley property.

         Total revenues for the year ended December 31, 1997 were $1,465,687 compared to total revenues of $1,510,079 as of December 31, 1996. Total revenues decreased $44,392 (3%). The decrease is due to lower sales across the range of services offered by the Company. Weather still has the most significant effect on revenue. In addition, during 1997 a major reconstruction project on I-15 has forced more traffic and resulting traffic jams on the surface street in front of the carwash. As a result, it is much more difficult to enter and exit the carwash property during operating hours.

         Total costs and expenses for the year ended December 31, 1997 were $1,566,411 compared to $1,496,360 for the year ended December 31, 1996. Total costs and expenses increased $70,051 (5%). Expenses were up across the board with exception of travel, auto, advertising categories. Labor costs continue to rise in the Salt Lake area as the unemployment rate is around 3%. There are few employees available and the job skills of those that are available are significantly lower than in previous years. The Company's installation of equipment upgrades has not had the desired effect of significantly reducing labor costs. In addition the equipment is using more power than was forecasted by the manufacturer. Management believes that 1998 will be another difficult year with respect to rising wages and employee availability. Net income (before income tax benefit) for the year ending December 31, 1997 was $143,034 compared to $142,531 as of December 31, 1996, an increase of $503. The net income per share of the Company's common stock for 1997 was .01 compared to a net income of
 .01 per share in 1996. The current ratio of the Company as of December 31, 1997 was 9.58 compared to 2.53 as of December 31,1996.

         The carwash has reached a level of maturity in which volume should remain in the 95,000 -100,000+ range of cars per year. The Company was not successful in reducing expense in 1997,

1998 will see a redoubling of efforts to reduce expenses. As of December 31, 1997 the Company has started an in-house discount program in an effort to increase carwash volume. The program reduces package wash prices by $2.00, this program has been well received and will continue into 1998. The program has also increased per car revenues, as more customers are purchasing extra services. The Board of Directors is currently exploring several opportunities to increase shareholder value.

                                  1996 to 1995

         As of December 31,1996 the Company had cash of $225,496 compared to cash of $177,086 as of December 31,1995, an increase of $48,418 (27%). The increase is attributable to profits from stock sales.

         Current assets as of December 31, 1996 were $654,363 compared to $462,012 as of December 31, 1995 an increase of $192,351 (42%). Property, plant, and equipment were $2,729,406 as of December 31, 1996 compared to $751,815 as of December 31, 1995. The increase of $1,977,59, or 263%, is attributable to the purchase of the buildings and the land the carwash is located on.

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

         Total revenues for the year ended December 31, 1996 were $1,510,079 compared to total revenues of $1,554,118 as of December 31, 1995. Total revenues decreased $44,039 (-2.8%). This decrease is attributable to lower express detail service sales and slightly lower carwash volume.

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

LIQUIDITY AND CAPITAL RESOURCES.

Operations.

         As of December 31, 1997, the Company's working capital was $708,123 and included cash and cash equivalents of $270,215 as compared with $395,772 in working capital and $225,496 in cash and cash equivalents at December 31, 1996. During the three years ended December 31, 1997, the cash provided by operating activities more than offset the amount of cash used in the Company's operating activities. The net cash provided by operating activities in these three periods were $139,138 in 1997, $297,540 in 1996, and $244,338 in 1995. The Company does not anticipate any significant change from the positive cash provided by operating activities during 1998.

Investing Activities.

Net cash provided by investing activities was $220,655 for 1997 compared to net cash used for investing activities of $187,070 in 1996, and $141,632 in 1995. The primary source of cash provided were due to the sale of the West Valley property, and the Q Lube joint venture income.

Financing Activities.

         The cash used by the Company's financing activities was $109,361 in 1995, $62,060 in 1996 and $315,074 in 1997. The primary use of cash for financing activities has been the reduction in the Company's long term debt.

ITEM 9.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         (On following pages)

                                 C O N T E N T S


(a) 1. Financial Statements

The following Financial Statements of TimeOne, Inc.
are included in PART II, ITEM 9:
                                                                       Page
INDEPENDENT AUDITOR'S REPORT............................................14

FINANCIAL STATEMENTS:

BALANCE SHEETS -
December 31, 1997 and 1996 .............................................15

STATEMENTS OF OPERATIONS -
years ended December 31, 1997, 1996, and 1995 ..........................16

STATEMENTS OF STOCKHOLDERS' EQUITY -
years ended  December 31, 1997, 1996, and 1995 .........................17

STATEMENTS OF CASH FLOWS -
years ended  December 31, 1997, 1996, and 1995 .........................18

NOTES TO THE FINANCIAL STATEMENTS ......................................19

(a) 2. Financial Statement Schedules

The following financial statement schedules of TimeOne,Inc.
 are included in PART IV, ITEM 15(d) (3):

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
 ON SUPPLEMENTARY FINANCIAL INFORMATION ................................27

SCHEDULE I - MARKETABLE SECURITIES .....................................28

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT .............................29

SCHEDULE VI - ACCUMULATED DEPRECIATION AND
 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT .........................30


All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                   10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                         SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS             TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                           FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
TimeOne, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of TimeOne, Inc. (formerly Buffs-N-Puffs, Ltd.) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TimeOne, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                                /s/  Smith & Company
                                               CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 3, 1998

                                  TIMEONE, INC.

                                 BALANCE SHEETS



                                                                                              December 31,
                                                                                      1997                  1996
                                                                                -----------------    ------------------
               ASSETS
CURRENT ASSETS:
              Cash                                                              $         270,215    $          225,496
              Accounts receivable - trade                                                  51,671                15,722
              Marketable securities, at market value (Note A
               and Schedule I)                                                            391,959               343,232
              Inventory (Note A)                                                           26,300                18,834
              Prepaid expenses and supplies                                                50,425                51,079
                                                                                -----------------    ------------------
                                                       TOTAL CURRENT ASSETS               790,570               654,363

PROPERTY, PLANT AND EQUIPMENT (at cost) (Note A and Schedules V and VI):
              Building                                                                  1,494,000             1,494,000
              Building improvements                                                       202,691               198,187
              Furniture, fixtures and equipment                                           943,108               877,402
              Land                                                                        581,000               891,185
                                                                                -----------------    ------------------
                                                                                        3,220,799             3,460,774
              Less accumulated depreciation                                               866,533               731,368
                                                                                -----------------    ------------------
                                                                                        2,354,266             2,729,406
OTHER ASSETS
              Joint Venture                                                                74,227                     0
              Start-up costs (Note D)                                                      12,522                43,987
              Deposit                                                                       2,501                 1,433
              Montana Land (Note F)                                                        52,590                52,590
              Deferred tax asset (Note C)                                                  17,000                93,400
                                                                                -----------------    ------------------
                                                                                          158,840               191,410
                                                                                -----------------    ------------------

                                                                                $       3,303,676    $        3,575,179
                                                                                =================    ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable and payroll and sales taxes                      $          34,154    $           54,792
              Loans payable (Note B)                                                       48,130               203,636
              Loans payable - related parties (Note B)                                        163                   163
                                                                                -----------------    ------------------
                                                  TOTAL CURRENT LIABILITIES                82,447               258,591

LONG-TERM LIABILITIES:
              Loans payable (Note B)                                                    1,697,610             1,857,178
                                                                                -----------------    ------------------
                                                          TOTAL LIABILITIES             1,780,057             2,115,769

STOCKHOLDERS' EQUITY:
              Capital stock, common, authorized 100,000,000
               shares of $0.0001 par value; issued and outstanding
               8,354,900 shares                                                               835                   846
              Additional paid-in capital                                                1,229,327             1,278,268
              Retained earnings                                                           293,457               229,248
                                                                                -----------------    ------------------
                                                                                        1,523,619             1,508,362
              Less Treasury stock - at cost (109,000 shares)                                    0               (48,952)
                                                                                -----------------    ------------------
                                                 TOTAL STOCKHOLDERS' EQUITY             1,523,619             1,459,410
                                                                                -----------------    ------------------

                                                                                $       3,303,676    $        3,575,179
                                                                                =================    ==================



See notes to the financial statements.

                                  TIMEONE, INC.

                            STATEMENTS OF OPERATIONS

                                                                             Years Ended December 31,
                                                                  1997                 1996                 1995
                                                            -----------------    -----------------   ------------------
REVENUES:
              Carwash                                       $       1,446,401    $       1,470,372   $        1,514,958
              Boutique sales - net                                     27,743               32,565               30,005
              Fuel sales - net                                         14,013               16,907               18,687
              Carpet express equipment sales - net                         16                  601                1,205
              Discounts                                               (22,306)             (10,366)             (10,737)
                                                            -----------------    -----------------   ------------------
                                          TOTAL REVENUES            1,465,867            1,510,079            1,554,118

COSTS AND EXPENSES:
              Salaries, labor and commissions                         692,071              679,071              648,770
              Taxes and benefits                                      116,530              111,455              113,251
              Interest and credit card fees                           196,075              193,049               76,661
              Travel, auto, promotional and
               advertising                                             24,980               28,457               39,293
              Office, telephone, printing and
               supplies                                               200,617              186,170              184,933
              Utilities, building maintenance,
               rent and insurance                                     150,904              141,964              177,714
              Depreciation and amortization                           146,494              133,508              105,420
              Professional fees and other                              38,740               22,686               44,321
                                                            -----------------    -----------------   ------------------
                                TOTAL COSTS AND EXPENSES            1,566,411            1,496,360            1,390,363
                                                            -----------------    -----------------   ------------------

NET INCOME BEFORE OTHER                                              (100,544)              13,719              163,755

OTHER INCOME (EXPENSE)
              Joint Venture income                                     24,227                    0                    0
              Contract services and miscellaneous                      11,679                4,112                2,260
              Interest and dividends                                   17,933                7,436                7,218
              Loss on equipment sales                                  (8,966)              (2,277)              (4,978)
              Gain on sale of property                                213,315                    0                    0
              Gain (loss) on sale of securities (cost
               determined by specific identification)                 (83,915)             151,090               17,495
              Adjustment of securities to market                       69,305              (31,549)              10,207
                                                            -----------------    ------------------  ------------------
                                                                      243,578              128,812               32,202
                                                            -----------------    -----------------   ------------------
                                              NET INCOME
                                            BEFORE TAXES              143,034              142,531              195,957

INCOME TAXES (BENEFIT)
              (Notes A & C)                                            78,825               34,700               62,100
                                                            -----------------    -----------------   ------------------

                                              NET INCOME    $          64,209    $         107,831   $          133,857
                                                            =================    =================   ==================

NET INCOME PER SHARE OF
              COMMON STOCK (based on
              weighted average number
              of shares outstanding)                        $             .01    $             .01   $              .02
                                                            =================    =================   ==================
Weighted average number of common
              shares used to compute net income
              per weighted average share                            8,354,900            7,811,609            6,113,900
                                                            =================    =================   ==================

See notes to the financial statements.

                                  TIMEONE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                      Additional            Retained
                                                     Common Stock                      Paid-in             Earnings
                                              Shares               Amount              Capital             (Deficit)
                                        -----------------     ----------------    -----------------   ------------------

Balances 12/31/94                               6,113,900     $            611    $       1,120,692    $         (12,440)

Net income for
        year ended 12/31/95                                                                                      133,857

Balances 12/31/95                               6,113,900                  611            1,120,692              121,417

Net income for
        year ended 12/31/96                                                                                      107,831
Stock issued for assets                         2,000,000                  200              124,800
Restricted stock issued
        to employees                              350,000                   35               32,776
                                        -----------------     ----------------    -----------------   ------------------

Balances 12/31/96                               8,463,900                  846            1,278,268              229,248
Treasury stock cancelled                         (109,000)                 (11)             (48,941)
Net income for
        year ended 12/31/97                                                                                       64,209
                                        -----------------     ----------------    -----------------   ------------------

Balances 12/31/97                               8,354,900     $            835    $       1,229,327    $         293,457
                                        =================     ================    =================    =================


See notes to the financial statements.

                                  TIMEONE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                         1997              1996              1995
                                                                   ---------------    --------------    ---------------
OPERATING ACTIVITIES
     Net income                                                    $        64,209    $      107,831    $       133,857
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization                                   146,494           133,508            105,420
           Book value of assets sold                                         8,966             2,277              8,977
           Decrease in deferred tax asset                                   76,400            34,600             62,000
           Adjust securities to lower of cost or market                    (69,305)           31,549            (10,207)
           Unrealized gain on Joint Venture                                (24,227)                0                  0
     Changes in operating assets and liabilities:
           (Increase) decrease in receivables                              (35,949)              519              9,927
           (Increase) decrease in prepaid expense, supplies
               and deposits                                                    654           (26,304)            11,339
           (Increase) decrease in inventory                                 (7,466)            7,691              2,974
           (Increase) decrease in contingent  liability                          0                 0            (70,325)
           Increase (decrease) in accounts payable and
               payroll taxes payable                                       (20,638)            5,869             (9,624)
                                                                   ---------------    --------------    ---------------
                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES          139,138           297,540            244,338

INVESTING ACTIVITIES
     Investment in Joint Venture                                           (50,000)                0                  0
     Cost of securities sold                                               184,062           208,527             86,367
     Purchase of securities                                               (163,484)         (362,991)          (185,975)
     Cost of land sold                                                     310,185                 0                  0
     (Increase) decrease in start-up costs                                  25,900                 0            (15,900)
     Purchase of property and equipment                                    (84,940)          (32,606)           (26,124)
     Increase in deposits                                                   (1,068)                0                  0
                                                                   ---------------    --------------    ---------------
                                                  NET CASH (USED)
                                          BY INVESTING ACTIVITIES          220,655          (187,070)          (141,632)

FINANCING ACTIVITIES
     Sale of stock                                                               0            32,811                  0
     Repayment of loans and leases                                        (315,074)          (94,871)          (109,361)
                                                                   ---------------    --------------    ---------------
                                           NET CASH (REQUIRED) BY
                                             FINANCING ACTIVITIES         (315,074)          (62,060)          (109,361)
                                                                   ---------------    --------------    ---------------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                   44,719            48,410             (6,655)
Cash and cash equivalents at beginning of year                             225,496           177,086            183,741
                                                                   ---------------    --------------    ---------------

                                        CASH AND CASH EQUIVALENTS
                                                   AT END OF YEAR  $       270,215    $      225,496    $       177,086
                                                                   ===============    ==============    ===============
SUPPLEMENTAL INFORMATION
     Taxes paid                                                    $         2,425    $          100    $           100
     Interest paid                                                         196,075           193,049             76,661

SUPPLEMENTAL INVESTING AND FINANCIAL ACTIVITIES:
During 1996, the Company issued 2,000,000 shares of stock and borrowed $1,950,000 to purchase land and buildings valued at $2,075,000.

See notes to the financial statements.

                                  TIMEONE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

Marketable Securities:
Marketable securities, as a group, are carried at market value in accordance with Statement of Financial Accounting Standards No. 115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1997, an increase of $69,305 was made to adjust to market ($31,549 decrease was made for 1996, and $10,207 increase was made for 1995).

Income Taxes:
No federal income taxes were due for the year ended December 31, 1997. At December 31, 1997, the Company had unused general business credits of $7,844 which expire in 1998 through 2000, and contributions carryover of $40,386, expiring in 1998 through 2001. The Company also has a Federal net operating loss carryover of $92,031 which, if not used, will expire December 31, 2006.

Inventory:
Inventory consists of items for sale and use in the operations of the carwash. Inventory is recorded at the lower of cost or market, on a first-in, first-out basis.

Cash and Cash Equivalents:
For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are allowance for doubtful accounts and reserves for obsolete inventory.

NOTE B - LOANS PAYABLE

During 1990, the former President of the Company and her husband personally borrowed $518,000 from three financial institutions, using their residence and other personal assets as collateral. $277,828 (including loan costs of $7,270) of the money was used for the Company. The Company has treated the obligations as being due to the individuals and is making the monthly loan payments to the three institutions. In early 1994, one obligation was paid in full, leaving two loans. Interest rates range from 8.75% to 11.25%. The following is a summary of debt at December 31, 1997 and 1996:

                                 Interest                   1997                                1996
                                              --------------------------------    --------------------------------
                                  Rate %          Current          Long-term          Current         Long-term
                               ------------   ---------------  ---------------    --------------   ---------------
Bank Mortgage (2)                     8.38    $        42,140  $     1,692,519    $       40,879   $     1,732,579
G. Phillip Condie                     7.50                  0                0                 0           120,000
Bank line of credit                   6.00                  0                0           150,000                 0
Escrow Services (1)                   9.50              5,990            5,091            12,757             4,599
Dan Pentelute                   8.75-11.25                163                0               163                 0
                                              ---------------  ---------------    --------------   ---------------

                                              $        48,293  $     1,697,610    $      203,799   $     1,857,178
                                              ===============  ===============    ==============   ===============


(1) Monthly payments are $1,155. The loan is secured by land with a cost of $52,590.
(2) Monthly payments are $15,487 and the balance is due 3/25/2001. The loan is secured by land and buildings with a cost of $2,075,000.

                                  TIMEONE, INC.

                                December 31, 1997


NOTE B - LOANS PAYABLE (continued)

Scheduled principal reductions for the next five years are as follows:

       12/31/1998                               $       48,293
       12/31/1999                                       51,507
       12/31/2000                                       49,815
       12/31/2001                                    1,596,288
                                                --------------

                                                $    1,745,903

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

Components of income tax expense are as follows:

                                               Year ended
                                              December 31,
                                      1997                     1996
Current
       Federal.................$               0        $               0
       State...................            2,425                    1,600
                               -----------------        -----------------

                                           2,425                    1,600
                               -----------------        -----------------
Deferred
       Federal.................           69,300                   26,100
       State...................            7,100                    7,000
                               -----------------        -----------------

                                          76,400                   33,100
                               -----------------        -----------------

Income tax expense.............$          78,825        $          34,700
                               =================        =================

Reconciliation of income taxes computed at the federal statutory rate and the income tax expense are as follows:

                                                                   Year ended
                                                                  December 31,
                                                          1997                     1996
                                                   -----------------        -----------------
Federal income taxes at statutory rate.............$          46,000        $          58,000
State income taxes, net of federal benefit.........            8,000                    8,500
Difference due to graduated federal rates..........           24,825                  (31,800)
                                                   -----------------        -----------------

                                                   $          78,825        $          34,700
                                                   =================        =================

Deferred tax assets and liabilities consist of the following:

                                                                     Year ended
                                                                    December 31,
                                                            1997                     1996
                                                   -----------------        -----------------
       Net operating loss carryforward.............$          14,000        $          68,000
       Additonal cost of marketable
         securities................................            3,000                   25,400
                                                   -----------------        -----------------

       Net deferred tax assets.....................$          17,000        $          93,400
                                                   =================        =================

                                  TIMEONE, INC.

                                December 31, 1997


NOTE D- START-UP COSTS

These are costs associated with development of the carwash. The costs are being amortized, depreciated or expensed. The costs include travel to view other carwashes, equipment, inventory, legal fees for patents and trademarks, etc. During 1995 and 1994, the Company spent $25,900 associated with property being held for development into a second carwash operation. The cost was added to the cost of the land when the property was sold.

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

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term debt, based on the present value of the debt, is $1,679,970.

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 11.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

         (e)      Business experience.

                  (1)      Background

     ANDREW A. CHUDD, 47, President and Director of the Company since August 1992, has been involved in the carwash industry for approximately 6 1/2 years in both management and carwash equipment sales. Mr. Chudd graduated from Hamilton High School in California in 1968. He has attended LA Pierce College and West Los Angeles College, but has received no degree. Since October of 1985 Mr. Chudd has been an independent business consultant to various corporations and businesses. Mr. Chudd worked, from 1974 until 1985, primarily as an Insurance Agent and has had limited experience in publicly-held companies.


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

     ALAN THEIS, 38, in 1982 received a bachelor of sciences degree in Business Economics and Public Policy from Indiana University. Since July 1991 Mr. Theis has been the Secretary and Treasurer of the Company. On May 15, 1997, Mr. Theis was also elected Vice President of the Company. In March 1990, Mr. Theis became the assistant accountant for the Company. From June 1988 to March 1990 Mr. Theis worked as a construction worker for Pentelute Properties, a company controlled by Daniel Pentelute, the Company's major stockholder. From 1985 to 1987 Mr. Theis was an employee for the Park City Ski Corporation.

         W. STERLING MASON, JR., 51, is a Director of the Company and has been since January 1989, except for a short time at the beginning of 1991. Mr. Mason, is presently involved in real estate investments and business opportunities in Mexico. Mr. Mason was engaged in the private practice of law in Salt Lake City, Utah since 1975. His law practice focused on the business and securities areas of law. Mr. Mason graduated from the University of Utah Law School in 1975 receiving a Juris Doctor Degree. In addition, Mr. Mason received a Masters in Business Administration from the University of Utah in 1974 and has a Bachelor of Science Degree in Finance which he received in 1972. Prior to that time, Mr. Mason was a stockbroker with various stock brokerage firms, both in Salt Lake City, Utah and San Francisco, California.

     CRAIG CELANTANO, 40, has been involved in the carwash industry since 1967. Mr. Celantano has experience in carwash design and layout, equipment installations and operations. He has owned and operated both self service and full service carwashes. Mr. Celantano currently owns and operates a self service location in Tucson, Arizona. He has been a distributor for Hanna carwash equipment for 15 years. Mr. Celantano is currently Vice-President of Blue Coral Systems, a leading manufacturer of carwash chemicals. He oversees the North
American sales force, as well as responsibilities in equipment design, application, research and development.

         RICHARD CASTELLOW, 48, received a bachelor of arts degree in economics from the University of Washington in 1975. Since 1990 Mr. Castellow has been the Northwest distributor for Belanger, Inc., a major manufacturer of carwash equipment. During the last four years he has consulted and done work for the majority of the largest carwashes in the northwest. From 1986 to 1989 Mr. Castellow worked as a carwash consultant and an installer of equipment for carwashes. In 1983 he became co-owner and operator of three Chevron gas stations that included three exterior tunnel carwashes and seven self-serve carwash bays. He operated the washes for three and a half years, at which time the partnership was dissolved and the washes were sold.

                  (2) Directorships.

         None of the officers and directors serve on the Board of any other company whose securities are registered pursuant to Section 12 or subject to the requirements of Section 15 (d) of the Exchange Act or any company registered under the Investment Company Act of 1940.

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

ITEM 12.          EXECUTIVE COMPENSATION

         None of the officers and directors of the Company received remuneration in excess of $60,000 (Sixty thousand dollars) for the year ended December 31, 1997.

                               REMUNERATION TABLE

                                                        1997            1998
      NAME                  SERVING AS              REMUNERATION      PROPOSAL
Andrew A. Chudd          President, Director
                          since August 1992         $     46,600    $    41,000

W. Sterling Mason Jr.         Director                         0*             0*
Craig Celantano               Director                         0              0

Richard Castellow             Director                         0              0

Alan Theis                 Vice President,
                        Secretary, & Director       $     34,650    $    37,000
                                                    ------------    -----------
                        TOTALS                      $     81,250    $    78,000
                                                    ============    ============

     Aggregate remuneration for fiscal year 1997 totaled $81,250. Mr. Andrew Chudd and Mr. Alan Theis were paid $500.00, Mr. Celantano, Mr. Castellow, and Mr. Mason were paid $1,500 in directors fees for 1997. Expenses incurred to attend any board meetings may be paid. Mr. Alan Theis and Mr. Andrew A. Chudd are full-time employees of the Company. Mr. Mason, Mr. Castellow and Mr. Celantano are solely directors of the Company and, as such, only devote as much time as needed in that position.

     *Mr. Mason will be compensated for any legal work performed for the Company. During 1997 Mr. Mason received $5,932 as legal fees and reimbursement for expenses for the Company.

                           Employee Stock Option Plan

         NONE.

ITEM 13.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
                  MANAGEMENT

         (a) (b) Security ownership of certain beneficial owners and management.

                  Name and Address         Amount and Nature
                  Of Beneficial            of Beneficial            Percent of
Title of Class    Owner                    Ownership                   Class

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

ITEM 14.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      Transactions with management and others.

                  Related Party Transactions.

         In April 1990 the former President of the Company and her husband personally borrowed $518,000 from three financial institutions, using their residence and other personal assets as collateral. $277,328 (including loan costs of $7,270) of the money was used for the Company. The Company has treated the obligation as being due to these individuals and has been making monthly loan payments to the three institutions. In early 1994 one obligation was paid in full, leaving two loans with interest rates ranging from 8.75% to 10.5%. The Company is not an obligor or a guarantor on any of the three obligations. As of December 1, 1993, the company is also paying Mr. Pentelute directly $3,018 monthly. The entire $3,018 applies to principal due. As of December 31, 1997 the Company's total share for all these loans was approximately $0.

         The Following table shows a list of the loans for which the Company has made payments.

      Original
       Lender                 Principal          Interest           Term
-----------------------   ------------------   -------------  -----------------
     Zions Bank*          $         250,000      Prime + 2%   5yrs with balloon.
                          *Paid off as
                          of Jan 1, 1994

     Valley Mortgage      $         234,000         11.05%           30yrs

     Great Western        $          34,000       Prime + 2.5%       15yrs

         Other Information.

         For the year ended December 31, 1996, the Company paid rent of $15,452 to Pentelute Properties, a company controlled by Daniel Pentelute, the majority shareholder of the Company who owns approximately 54.85% of the issued and outstanding stock of the Company. The rent was paid pursuant to a lease which had a five year term with a five year renewal option and an option to purchase the property. The property was purchased in March,1996.

         (b)      Certain Business Relationships.

     Business entities in which directors of the Company had an interest during the last fiscal year have not had any transactions with the Company. However, Director W. Sterling Mason, Jr. is an Attorney at Law. Mr. Mason was paid $5,932 in 1997.

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

PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K

                                                                           Page
(a) 1.  Financial Statements

The following Financial Statements of TIMEONE, INC. are included in PART II, ITEM 9:

See page 16 for table of contents

(a) 2.  Financial Statement Schedules

The following financial statement schedules of TIMEONE, INC. are included in PART IV, ITEM 15(d) (3):

Report of Independent Certified Public Accountants on Supplementary
  Financial Information.................................................... 27

Schedule I  -  Marketable Securities....................................... 28

Schedule V  -  Property, Plant and Equipment............................... 29

Schedule VI  -  Accumulated Depreciation and Amortization of Property,
  Plant and Equipment...................................................... 30



All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                   10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                         SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS             TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                           FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------





Board of Directors and Shareholders
TimeOne, Inc.
Salt Lake City, Utah


Our audit of the basic financial statements presented in the preceding section of this report was made primarily to form an opinion on such financial statements taken as a whole. The additional information, contained in the following pages, is not considered essential for the fair presentation of the financial position of TimeOne, Inc., the results of its operations or cash flows in conformity with generally accepted accounting principles. The following information consisting of Schedule I, Schedule V and Schedule VI is included to comply with reporting requirements of the Securities and Exchange Commission. Such data was subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                      /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS




Salt Lake City, Utah
April 3, 1998

                                  TIMEONE, INC.

                       SCHEDULE I - MARKETABLE SECURITIES

                                                                                                               Market
                                                                     Number              Original               Value
Name of Issuer                                                      of Shares              Cost               12/31/97
                                                                 ----------------   -----------------    -----------------

Interpac Alliance                                                           5,000   $              50    $               0
KMS Industries                                                              2,750              33,438                    0
Airtech                                                                    50,000               1,000                    0
Agri-world                                                                  4,000                  25                    0
Fast Eddies Racing Stables                                                  5,000               5,000                    0
Dimedix                                                                     1,334                 200                    0
NVF Company                                                                10,000               4,202                    0
Berkey, Inc.                                                                1,000               5,930                    0
Alliance Gaming Common                                                         38                 163                  185
Shaw Industries, Inc.                                                      14,000             170,422              162,750
Station Casinos                                                            15,000             107,512              152,805
Utah Medical                                                                  500               6,069                3,406
Acres Gaming                                                                5,000              23,828               21,875
Ameristar Casino                                                            5,000              26,075               24,375
Data Broadcasting                                                             500               4,175                2,813
Engineering Animation                                                         500              12,441               23,000
Novell Inc.                                                                   100               1,522                  750
                                                                                    -----------------    -----------------

                                                     Totals*                        $         402,052    $         391,959
                                                                                    =================    =================


                                                                                                               Market
                                                                     Number              Original               Value
Name of Issuer                                                      of Shares              Cost               12/31/96
                                                                 ----------------   -----------------    -----------------

Novell Inc.                                                                   100   $           1,522    $             946
KMS Industries                                                              2,750              33,438                    0
Airtech                                                                    50,000               1,000                    0
Agri-world                                                                  4,000                  25                    0
Fast Eddies Racing Stables                                                  5,000               5,000                    0
Dimedix                                                                     1,334                 200                    0
NVF Company                                                                10,000               4,202                    0
Berkey, Inc.                                                                1,000               5,930                    0
Interpac Alliance                                                           5,000                  50                    0
Fredericks of Hollywood A                                                   1,000               5,869                4,125
Fredericks of Hollywood B                                                     500               2,404                2,063
Alliance Gaming Common                                                         38                 163                  166
Alliance Gaming                                                                23               1,621                2,182
Shaw Industries Inc.                                                       14,000             170,422              166,250
Station Casinos                                                            15,000             174,167              151,875
Data Broadcasting                                                             500               4,175                3,500
Engineering Asimtn                                                            500              12,441               12,125
                                                                                    -----------------    -----------------

                                                     Totals*                        $         422,629    $         343,232
                                                                                    =================    =================


*Marketable securities are carried on the balance sheets as current assets.

                                  TIMEONE, INC.

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


                                               Balance at                                                      Balance
                                                Beginning           Additions                                  at End
                                                of Period            At Cost            Retirement            of Period
                                            -----------------  ------------------   -------------------  -----------------
Year ended December 31, 1995:
               Land & buildings             $         310,185  $                0   $                 0  $         310,185
               Leasehold
                  improvements                        194,044                 577                     0            194,621
               Fixtures &
                  equipment                           848,673              25,547                18,268            855,952
                                            -----------------  ------------------   -------------------  -----------------

                                            $       1,352,902  $           26,124   $            18,268  $       1,360,758
                                            =================  ==================   ===================  =================

Year ended December 31, 1996:
               Land & buildings             $         310,185  $        2,075,000   $                 0  $       2,385,185
               Leasehold
                  improvements                        194,621               3,566                     0            198,187
               Fixtures &
                  equipment                           855,952              29,040                 7,590            877,402
                                            -----------------  ------------------   -------------------  -----------------

                                            $       1,360,758  $        2,107,606   $             7,590  $       3,460,774
                                            =================  ==================   ===================  =================

Year ended December 31, 1997:
               Land & buildings             $       2,385,185  $                0   $           310,185  $       2,075,000
               Leasehold
                  improvements                        198,187               4,504                     0            202,691
               Fixtures &
                  equipment                           877,402              80,436                14,730            943,108
                                            -----------------  ------------------   -------------------  -----------------

                                            $       3,460,774  $           84,940   $           324,915  $       3,220,799
                                            =================  ==================   ===================  =================

                                  TIMEONE, INC.

                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                          PROPERTY, PLANT AND EQUIPMENT


                                                                    Additions
                                               Balance at      Charged to                                      Balance
                                                Beginning           Costs and                                  at End
                                                of Period           Expenses            Retirement            of Period
                                            -----------------  ------------------   -------------------  -----------------
Year ended December 31, 1995:
               Land & buildings             $               0  $                0   $                 0  $               0
               Leasehold
                  improvements                         71,577              15,203                     0             86,780
               Fixtures &
                  equipment                           447,301              84,153                 9,291            522,163
                                            -----------------  ------------------   -------------------  -----------------

                                            $         518,878  $           99,356   $             9,291  $         608,943
                                            =================  ==================   ===================  =================

Year ended December 31, 1996:
               Land & buildings             $               0  $           27,176   $                 0  $          27,176
               Leasehold
                  improvements                         86,780              15,758                     0            102,538
               Fixtures &
                  equipment                           522,163              84,804                 5,313            601,654
                                            -----------------  ------------------   -------------------  -----------------

                                            $         608,943  $          127,738   $             5,313  $         731,368
                                            =================  ==================   ===================  =================


Year ended December 31, 1997:
               Land & buildings             $          27,176  $           38,306   $                 0  $          65,482
               Leasehold
                  improvements                        102,538              16,551                     0            119,089
               Fixtures &
                  equipment                           601,654              86,072                 5,764            681,962
                                            -----------------  ------------------   -------------------  -----------------
                                            $         731,368  $          140,929   $             5,764  $         866,533
                                            =================  ==================   ===================  =================


Depreciation for year                       $         140,929
Amortization for year                                   5,565
                                            -----------------

                                            $         146,494

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 13th day of April, 1998.


                                    TimeOne, Inc.



                                    By:     /s/Andrew A. Chudd
                                             Andrew A. Chudd
                                       President, Chief Executive
                                          Officer, and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                               Title                       Date

                               President, Chief Executive
/s/Andrew A. Chudd             Officer and Director               April 13, 1998
---------------------------                                       --------------
Andrew A. Chudd

                               Secretary/Treasurer,
                                  Chief Financial
     /s/Alan R. Theis          Officer and Director               April 13, 1998
---------------------------                                       --------------
Alan R. Theis



    /s/W. Sterling Mason        Director                          April 13, 1998
---------------------------                                       --------------
W. Sterling Mason, Jr.