Form 10QSB
period 1998-03-31
TIMEONE INC
filed 1998-05-11
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998
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

         TimeOne, Inc., formerly known as Buffs-N-Puffs, ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of March 31, 1998 and the related statements of income and cash flows for the three month periods ended March 31, 1998 and 1997. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                  TimeOne, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                       March 31,
                                                                       1998
                                                                   ------------
   Cash                                                            $    274,542
   Receivables (Note E)                                                  39,139
   Inventory (Note A)                                                    21,964
   Marketable Securities (Note A)                                       557,432
   Prepaid Expenses & Supplies                                           52,144
                                                                   ------------

                                        Total Current Assets            945,221


PROPERTY, PLANT AND EQUIPMENT (at cost)

   Building                                                           1,494,000
   Land - Murray Carwash                                                581,000
   Furniture, Fixture & Equipment                                       889,443
   Improvements                                                         202,691
                                                                      3,167,134
   Less Accumulated Depreciation                                       (849,658)
                                                                   ------------

                            Total Property, Plant & Equipment         2,317,476


OTHER ASSETS

   Joint Venture                                                         19,611
   Startup Costs                                                         12,523
   Deposit                                                                2,076
   Montana Property                                                      52,590
   Deferred Tax Benefit                                                  17,000
                                                                   ------------
      Total Other Assets                                                103,800
                                                                   ------------
                                                 TOTAL ASSETS      $  3,366,497
                                                                   ============

                                  TimeOne, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES                                                  March 31,
                                                                       1998
                                                                   ------------
   Accounts Payable, Payroll and Sales Tax                         $     57,437
   Loan Payable                                                          48,130
   Loans Payable - Related Parties                                          163
                                                                   ------------
                                    Total Current Liabilities           105,730


LONG TERM LIABILITIES

   Long Term Liabilities                                              1,684,783
      Total Long Term Liabilities                                     1,684,783
                                                                   ------------
                                            Total Liabilities         1,790,513

STOCKHOLDERS EQUITY

   Capital Stock, Common                                                    835
   Additional Paid In Capital                                         1,229,327
   Retained Earnings (deficit)                                          345,822
                                                                   ------------
                                                                      1,575,984
                                                                   ------------
                    TOTAL LIABILITIES AND STOCKHOLDERS EQUITY      $  3,366,497
                                                                   ============

                                  TIMEONE, INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

REVENUES:                                                     March 31,         March 31,
                                                                1998              1997
                                                            -------------     -------------
   Car Wash                                                 $     281,271     $     331,204
   Boutique - Net                                                   2,121             5,894
   Fuel Sales - Net                                                 2,419             3,510
   Discounts                                                      (21,007)           (2,928)
                                                            -------------     -------------

      TOTAL REVENUES                                              264,804           337,680

COSTS AND EXPENSES:

   Salaries, Labor and Commissions                                135,271           159,537
   Taxes and Benefits                                              24,698            30,148
   Interest and Credit Card Fees                                   42,678            55,059
   Travel, Promotion, Advertising                                   1,416             4,808
   Office, Telephone, Printing and Supplies                        30,021            40,512
   Utilities, Maintenance, and Insurance                           30,219            33,900
   Depreciation and Amortization                                   36,791            36,732
   Professional Fees and Other                                     19,029            32,670
                                                            -------------     -------------

      TOTAL COSTS AND EXPENSES                                    320,123           393,366
                                                            -------------     -------------

Net Income (Loss) before Other Income                             (55,319)          (55,686)

Q Lube Income                                                       8,457                 0
Contract Services and Miscellaneous                                10,072            (7,469)
Interest and Dividends                                              2,611             7,051
Gain (Loss) on Sale of Securities                                  86,544           ( 2,673)
                                                            -------------     -------------
        TOTAL OTHER INCOME                                        107,684            (3,091)
                                                            -------------     -------------
Net Income (Loss) Before Taxes                                     52,365           (58,777)
Income Taxes                                                            0                 0
                                                            -------------     -------------

Net Income (loss)                                           $      52,365     $     (58,777)
                                                            =============     =============

Net Income Per Share                                                  NIL               NIL

                                  TIMEONE, INC.

                  Consolidated Statement of Stockholders Equity
                                   (Unaudited)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                    Additional           Retained
                                                  Common Stock                       Paid-In             Earnings
                                           Shares             Amount                 Capital            (Deficit)
                                       --------------      ------------          ----------------    --------------
Balances 12/31/94                           6,113,900      $        611          $      1,120,692    $     (122,044)

Net income for
      Year ended 12/31/94                                                                                   109,604
                                       --------------      ------------          ----------------    --------------


Balances 12/31/94                           6,113,900               611                 1,120,692    $      (12,440)

Net income for
      Year ended 12/31/95                                                                                   133,857
                                       --------------      ------------          ----------------    --------------

Balances 12/31/95                           6,113,900               611                 1,120,692    $      121,417

Net income for
      Year ended 12/31/96                                                                                   107,831

Stock issued for assets                     2,000,000               200                   124,800

Restricted stock issued
      To employees                            350,000                35                    32,776
                                       --------------      ------------          ----------------    --------------

Balances 12/31/96                           8,463,900               846                 1,278,268    $      229,248

Net income for
      Year ended 12/31/97                                                                                    64,209

Cancel treasury stock                        (109,000)              (11)                  (48,941)
                                       --------------      ------------          ----------------    --------------

Balances 12/31/97                           8,354,900               835                 1,229,327    $      293,457

Net income for
      Quarter ended 3/31/98                                                                                  52,365
                                       --------------      ------------          ----------------    --------------

Balances 3/31/98                            8,354,900      $        835          $      1,229,327    $      345,822
                                       ==============      ============          ================    ==============

                                  TIMEONE, INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                               CASH FLOW STATEMENT

                                                                                     Three Months Ended
                                                                              March 31,1998      March 31,1997
                                                                             ---------------    ---------------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                         $        52,365    $       (58,777)
   Adjustments to reconcile net income (loss) to net cash
     Provided by operating activities:
      Joint Venture Income                                                            (8,457)                 0
      Write off obsolete asset                                                             0              8,895
      Depreciation and amortization                                                   36,791             36,732
      (Increase) decrease in receivables                                              12,532             (1,248)
      (Increase) decrease in prepaid expenses, supplies and deposits                  (1,719)             3,798
      (Increase) decrease in inventory                                                 4,336             (3,556)
      Increase (decrease) in accounts payable and payroll tax payable                 23,283             58,445
                                                                             ---------------    ---------------
                                  NET CASH PROVIDED BY OPERATING ACTIVITIES          119,131             44,289

INVESTING ACTIVITIES:
      Cost of securities sold                                                         87,409              8,273
      Purchase of securities                                                        (252,884)            (6,069)
      Purchase of property and equipment                                                   0            (80,574)
      Joint venture distribution                                                      63,073                  0
      Decrease in deposits                                                               425                  0
                                                                             ---------------    ---------------
                                      NET CASH USED BY INVESTING ACTIVITIES         (101,977)           (78,370)

FINANCING ACTIVITIES:

      Repayment of loans and leases                                                  (12,827)           (61,697)
                                                                             ---------------    ---------------
                                      NET CASH USED BY FINANCING ACTIVITIES          (12,827)           (61,697)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       4,327            (95,778)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     270,215            225,496
                                                                             ---------------    ---------------

                                 CASH AND CASH EQUIVALENTS AT END OF PERIOD  $       274,542    $       129,718
                                                                             ===============    ===============

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

         Marketable Securities
         Marketable securities, as a group, are carried at market value in accordance with FAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1997, an increase of $69,305 was made to adjust to market ($31,549 decrease was made for 1996 and $10,207 increase was made for 1995).

         Income Taxes
         No federal income taxes were due for the year ended December 31, 1997. At December 31, 1997, the Company had unused general business credits of $7,844 which expire in 1998 thru 2000, and contributions carryover of $40,386, expiring in 1998 through 2001. The Company also has a federal net operating loss carryover of $92,031 which if not used, will expire December 31, 2006.


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

         NOTE B - COMMITMENTS

         The company is also obligated under a maintenance contract on its signs. The contract was signed to be effective in December 1996 and runs through December 1999. The cost is $789 monthly.

         NOTE C - LOANS PAYABLE

         In March 1996, the Company purchased the carwash buildings and land from Daniel F. Pentelute for $2,075,000. The purchase price was below the appraised value of 2,400,000 actual and $3,600,000 replacement cost. The loan agreements were signed with Bank One, Utah for $1,800,000 at an interest rate of 8.26% with 20 year amortization and 5 year call. A line of credit for $150,000 with an interest rate of 8.25% was also taken out. The line of credit was repaid in 1997. The following is a summary of debt at March 31, 1998 and 1997.



                               Interest                     1998                                     1997
                                Rate %           Current          Long-Term               Current          Long-Term
                           ----------------  ---------------- ------------------      ---------------  ------------------
Bank One Mortgage (1)                  8.26  $         42,140 $        1,681,810      $        47,417  $        1,716,146
Bank One Line of Credit                8.25                 0                  0              100,000                   0
                                       9.50             5,990              2,973               5,000               10,553
Escrow Services (2)
Daniel Pentelute                 8.75-10.50               163                  0                  163                   0
G.Phillip Condie *                     7.50                 0                  0                    0             120,000
                                             ---------------- ------------------      ---------------  ------------------

                                             $         48,293 $        1,684,783      $       152,580  $        1,846,699
                                             ================ ==================      ===============  ==================


         *  The Condie loan was repaid during 1997

         Monthly payments are $15,487 and the balance is due March 25, 2001. The loan is secured by land and buildings with a cost of $2,075,000.

         Monthly payments are $1,155. The loan is secured by land with a cost of $52,590.

         Scheduled principal reductions for the next five years are as follows:

         12/31/98                  $    48,293
         12/31/99                       52,507
         12/31/2000                     49,815
         Thereafter                  1,582,461
                                   -----------
                                   $ 1,733,076
                                   ===========

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

         NOTE E - RECEIVABLES

         Receivables at March 31, 1998 and 1997 consisted of the following:

                                               March 31,             March 31,
                                                1998                  1997
                                              ----------           ----------
            Trade accounts receivable         $   39,139           $   16,970
                                              ----------           ----------

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

                                     PART I

                              FINANCIAL INFORMATION


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS.

         Changes in Financial Condition
         At March 31, 1998 the Company had current assets of $945,221 compared to $790,570 as of December 31, 1997. Cash increased $4,327 from $270,215 as of December 31, 1997 to $274,542 as of March 31, 1998. This
         increase is due to the sale of marketable securities. Current liabilities increased $23,283 from $82,447 as of December 31, 1997 to $105,730 as of March 31, 1998. This increase is due to larger accounts payable for the quarter. Inventory decreased $4,336 from $26,300 as of December 31, 1997 to $21,964 as of March 31, 1998.


         Changes in Results of Operations
         Carwash volume decreased 5,043 cars from 23,945 for the 3 month period ended March 31, 1997 to 18,902 for the same period ended March 31, 1998. Volume reduction can be traced to the El Nino weather patterns bringing above average rain and snowfall to the Western U.S. The carwash was closed or did less than 100 cars on 30 of the 90 days this quarter.


         Revenue for the 3 month period ended March 31, 1998 was $264,804 compared to $337,680 for the same 3 month period ended March 31, 1997, a decrease of $72,876 or 27.5%. The revenue decrease is due to lower wash volume.

         During the 3 months ended March 31, 1998 costs and expenses were $320,123 compared to $393,366 for the same period ended March 31, 1997, a decrease of $73,243 or 23%. Costs and expenses were lower in all categories, reflecting the drop in volume at the carwash.


         At March 31, 1998 the Company posted a net profit of $52,365 compared to a net loss of ($58,777) for the same period ended March 31, 1997. Net profit per share for the period was negligible. The profit for the quarter is due to the income from the Q Lube joint venture and the sale of marketable securities. The carwash operation continues to be unprofitable, during the first quarter of the year, which has included very unfavorable weather conditions.

         As of March 31, 1998 cash and equivalents were $274,542 compared to $129,718 for the same period ended March 31, 1997.

         The current ratio as of March 31, 1998 was 8.93 compared to 2.05 as of March 31, 1997. Long term liabilities were $1,684,783 as of March 31, 1998 compared to $1,845,480 as of March 31, 1997. Management believes sufficient working capital exists for its continuing operations.

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

                                    SIGNATURE

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


Dated May 6,1998.