Form 10QSB
period 1998-06-30
TIMEONE INC
filed 1998-08-14
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998
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

         TimeOne, Inc. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of June 30, 1998 and the related statements of income and cash flows for the three and six month periods ended June 30, 1998 and June 30, 1997. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                  TimeOne, Inc.
                                  BALANCE SHEET
                                     ASSETS

CURRENT ASSETS                                                                                                June 30,1998
                                                                                                      -----------------------------
   Cash                                                                                               $                   289,493
   Receivables (Note E)                                                                                                    48,464
   Marketable Securities (Note A)                                                                                         535,736
   Inventory (Note A)                                                                                                      21,940
   Prepaid Expenses & Supplies                                                                                            101,926
                                                                                                      -----------------------------
      Total Current Assets                                                                                                997,559

PROPERTY, PLANT AND EQUIPMENT (at cost)
   Building                                                                                                             1,494,000
   Building Improvements                                                                                                  202,691
   Furniture, Fixture & Equipment                                                                                         891,032
   Land                                                                                                                   581,000
                                                                                                      -----------------------------
                                                                                                                        3,168,723
   Less Accumulated Depreciation                                                                                         (886,446)
                                                                                                      -----------------------------
      Total Property, Plant & Equipment                                                                                 2,282,277

OTHER ASSETS
   Q Lube Joint Venture                                                                                                    21,641
   Startup Costs                                                                                                            9,739
   Deposit                                                                                                                  2,076
   Montana Property                                                                                                        75,453
   Deferred Tax Asset                                                                                                      17,000
                                                                                                      -----------------------------
        Total Other Assets                                                                                                125,909
                                                                                                      -----------------------------
        TOTAL ASSETS                                                                                                   $3,405,745
                                                                                                      =============================

                                  TimeOne, Inc.
                       LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES                                                                                            June 30, 1998
                                                                                                      ------------------------------
   Accounts Payable, Payroll and Sales Tax                                                            $                      87,842
   Loan Payable - Bank One                                                                                                   40,608
   Loans Payable - Related Parties                                                                                              163
                                                                                                      ------------------------------
        Total Current Liabilities                                                                                           128,613

LONG TERM LIABILITIES

Long Term Liabilities - Bank One                                                                                          1,673,193
                                                                                                      ------------------------------
        Total Long Term Liabilities                                                                                       1,673,193
                                                                                                      ------------------------------
                Total Liabilities                                                                                         1,801,806

Capital Stock, common                                                                                                           835
Additional paid in capital                                                                                                1,229,327
Retained Earnings                                                                                                           373,777
                                                                                                      ------------------------------
                                                                                                                          1,603,939
                                                                                                      ------------------------------
        TOTAL LIABILITY AND STOCKHOLDERS EQUITY                                                       $                   3,405,745
                                                                                                      ==============================

                                  TimeOne, Inc.
                             STATEMENT OF OPERATIONS


                                                          For three months ended                       For six months ended
                                                 -----------------------------------------   --------------------------------------
                                                     June 30,                 June 30,          June 30,             June 30,
REVENUES:                                              1998                     1997              1998                 1997
                                                 ------------------     ------------------   -----------------   ------------------
   Car Wash                                      $        342,732       $          362,842   $       624,003     $        694,046
   Boutique Net                                             7,625                    6,814             9,746               12,708
   Fuel Sales - Net                                         2,133                    3,548             4,552                7,058
   Carpet Express Equipment - Net                               0                       16                 0                   16
   Discounts                                              (27,505)                  (3,066)          (48,512)              (5,994)
                                                 ------------------     ------------------   -----------------   ------------------
        TOTAL REVENUES                                    324,985                  370,154           589,789              707,834

COSTS AND EXPENSES
   Salaries, Labor and Commissions                        154,306                  166,208           289,577              325,745
   Taxes and Benefits                                      28,423                   27,193            53,121               57,341
   Interest and Credit Card Fees                           43,599                   49,116            86,277              104,175
   Travel, Auto, Promotional and Advertising                4,315                    7,382             5,731               12,190
   Office, Telephone, Printing and Supplies                35,947                   40,939            65,968               81,451
   Utilities, Maintenance, Rent and Insurance              25,592                   32,738            55,811               66,638
   Depreciation and Amortization                           39,573                   35,143            76,364               71,875
   Professional Fees and Other                             18,394                   29,637            37,423               62,307
                                                 ------------------     ------------------   -----------------   ------------------
        TOTAL COSTS AND EXPENSES                          350,149                  388,356           670,272              781,722
                                                 ------------------     ------------------   -----------------   ------------------

Net Income (Loss) before Other Income                     (25,164)                 (18,202)          (80,483)             (73,888)

Q Lube Income                                              10,476                        0            18,933                    0
Contract Services and Miscellaneous                        11,270                    6,056            21,342               (1,413)
Interest and Dividends                                      1,854                    2,913             4,465                9,964
Gain On Property Sale                                       5,315                  213,315             5,315              213,315
Gain (loss) on Sale of Securities                          35,433                        0           121,977               (2,673)
                                                 ------------------     ------------------   -----------------   ------------------
                                                           64,348                  222,284           172,032              219,193
Income Taxes                                              (11,229)                  (2,425)          (11,229)              (2,425)
                                                 ------------------     ------------------   -----------------   ------------------
NET INCOME                                                $27,955                 $201,657           $80,320             $142,880
                                                 ==================     ==================   =================   ==================
NET INCOME PER SHARE                                          NIL                     $.02              $.01                 $.02
                                                 ==================     ==================   =================   ==================

                                  TimeOne, Inc.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                            Additional              Retained
                                                             Common Stock                     Paid-in               Earnings
                                                    Shares               Amount               Capital                (Deficit)
                                                 ------------          -----------          -----------          --------------
    Balances 12/31/93                               6,113,900          $       611          $ 1,120,692          $     (122,044)
    Net income for year ended 12/31/94                                                                                  109,604
                                                 ------------          -----------          -----------          --------------
    Balances 12/31/94                               6,113,900                  611            1,120,692                 (12,440)
    Net income for year ended 12/31/95                                                                                  133,857
                                                 ------------          -----------          -----------          --------------
    Balances 12/31/95                               6,113,900                  611            1,120,692                 121,417
    Net income for year ended 12/31/96                                                                                  107,831
    Stock issued for assets                         2,000,000                  200              124,800
    Restricted stock issued to employees              350,000                   35               32,776
                                                 ------------          -----------          -----------          --------------
    Balances 12/31/96                               8,463,900                  846            1,278,268                 229,248
    Net Income for year ended 12/31/97                                                                                   64,209
    Cancel Treasury Stock                            (109,000)                 (11)             (48,941)
                                                 ------------          -----------          -----------          --------------
    Balances 12/31/97                               8,354,900                  835            1,229,327                 293,457
    Net income for 6 months ended                                                                                        80,320
                                                 ------------          -----------          -----------          --------------

    Balances 6/30/98                                8,354,900          $       835          $ 1,229,327          $      373,777
                                                 ============          ===========          ===========          ==============

                                  TimeOne, Inc.
                              CASH FLOWS STATEMENT

                                                       For three months ended                  For six months ended
                                                ----------------------------------     ----------------------------------
                                                   June 30,           June 30,            June 30,            June 30,
OPERATING ACTIVITIES                                 1998               1997                 1998              1997
                                                ---------------    ---------------     ---------------    ---------------
   Net Income                                   $        27,955    $       201,657     $        80,320    $       142,880
   Adjustments to reconcile
     net income (loss) to Net
     cash provided by operating
     activities:
   Joint Venture Income                                  (2,030)                 0             (10,487)                 0
   Sale of West Valley Property                               0           (213,315)                  0           (213,315)
   Write off Obsolete Assets                                  0                  0                   0              8,895
   Depreciation and Amortization                         39,573             35,143              76,364             71,875
   (Increase) Decrease in Receivables                    (9,326)           (25,050)              3,206            (26,298)
   (Increase) Decrease in Pre-Paid Expense,             (49,782)           (14,368)            (51,501)           (10,570)
    Supplies and Deposits
   (Increase) Decrease in Inventory                          24              1,905               4,360             (1,651)
   Increase (Decrease) in Accounts Payable and           30,407            (39,886)             53,689             18,559
    Payroll tax
                                                ---------------    ---------------     ---------------    ---------------
    NET CASH PROVIDED OPERATING ACTIVITIES               36,821            (53,914)            155,951             (9,625)



INVESTING ACTIVITIES
   Investment in Montana Land                           (22,863)                 0             (22,863)                 0
   Sale of West Valley Property                               0            549,400                   0            549,400
   Cost of Securities Sold                               73,969                  0             161,378              8,273
   Purchase of Securities                               (52,272)                 0            (305,156)            (6,069)
   Purchase of Property and Equipment                    (1,428)            (1,874)             (1,428)           (82,448)
   Joint Venture Distribution                                 0                  0              63,073                  0
   Decrease in Deposits                                       0                  0                 425                  0
                                                ---------------    ---------------     ---------------    ---------------
        NET CASH PROVIDED (USED) BY INVESTING
                                   ACTIVITIES            (2,594)           547,526            (104,571)           469,156

FINANCING ACTIVITIES
   Repayment of Loans                                   (19,276)          (230,223)            (32,102)          (291,920)
   Sale of West Valley Property                               0           (150,000)                  0           (150,000)
                                                ---------------    ---------------     ---------------    ---------------
NET CASH PROVIDED OR (USED) BY FINANCING                (19,276)          (380,223)            (32,102)          (441,920)
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                         14,951            113,389              19,278             17,611

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                          274,542            129,718             270,215            225,496
                                                ---------------    ---------------     ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $       289,493    $       243,107     $       289,493    $       243,107
                                                ===============    ===============     ===============    ===============

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

      Income Taxes
      No federal income taxes were due for the year ended December 31, 1997. At December 31, 1997, the Company had unused general business credits of $7,844 which expire in 1998 through 2000, and contributions carryover of $40,386, expiring 1998 through 2001. The Company has a federal net operating loss carryover of $92,031 which, if not used, will expire December 31,2006.

      Inventory
      Inventory consists of items for sale and use in the operations of the carwash. Inventory is recorded at lower of cost or market, on a first-in, first-out basis.

      Cash and Cash Equivalents
      For financial statement purposes, the company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

      Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are allowance for doubtful accounts and reserves for obsolete inventory.

      NOTE B - COMMITMENTS

      The Company is also obligated under a maintenance contract on its signs. The contract was signed to be effective in December 1996. The cost is $789 monthly.

      NOTE C - LOANS PAYABLE

     In March 1996, the Company purchased the carwash buildings and land from Daniel F. Pentelute for $2,075,000. The purchase price was below the appraised value of 2,400,000 actual and $3,600,000 replacement cost. The loan agreements were signed with Bank One, Utah for $1,800,000 at an interest rate of 8.26% with 20 year amortization and 5 year call. A line of credit for $150,000 with an interest rate of 8.25% was also taken out. The line of credit was repaid in 1997. The following is a summary of debt at June 30, 1998 and 1997.

                         Interest                    1998                             1997
                          Rate %             Current       Long-Term         Current        Long-Term
                       -------------       -----------   -------------     -----------     -----------
Bank One (1)                    8.26       $    40,608   $   1,673,193     $    47,417     $ 1,706,871
Dan Pentelute              8.75-10.5               163               0             163               0
Escrow Services (2)             9.50                 0               0           5,000
                       -------------       -----------   -------------     -----------     -----------
                                           $    41,771   $   1,673,193     $   $52,580     $ 1,716,477
                                           ===========   =============     ===========     ===========


         Monthly payments are $15,487, and the balance is due March 25, 2001. The loan is secured by land and buildings with a cost of $2,075,000.

            (2) The loan was repaid during the 2nd quarter of 1998.

      Scheduled principal reductions for the next four years are as follows:

            12/31/98                        $    40,608
            12/31/99                             49,534
            12/31/00                             49,815
            Thereafter                        1,575,007
                                            -----------
                                            $ 1,714,964
                                            ===========

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

      NOTE E - RECEIVABLES

      Receivables at June 30, 1998 and 1997 were as follows:

                                                   June 30,     June 30,
                                                     1998          1997
         Trade Accounts Receivables               $ 48,464       $ 192,020
                                                  ========       =========

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

      NOTE G - MONTANA LAND

     During the quarter Desert Land Enterprises and the Company sold (1) one of the (5) five lots they jointly own. At the time of the sale, Desert Land presented the Company with a bill for the improvements previously funded solely by Desert Land. The bill was for $41,726, which is the cost of roads, curbing and electrical service. The Company was unable to pay for these improvements at the time they were undertaken. Since these improvements do make the lots more attractive and therefore saleable the Company feels it is fair to pay it's half of the improvements. Although the Company made a profit of $5,315 on the sale, no cash was realized, all proceeds went to Desert Land to pay for improvements.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         OPERATING RESULTS.

      Changes in Financial Condition
      As of June 30,1998 the Company had current assets of $997,560 compared to $790,570 as of December 31, 1997. Cash increased $19,278 from $270,215 as of December 31, 1997 to $289,493 as of June 30, 1998. The cash increase is due to the sales of securities. Current liabilities as of June 30,1998 were $128,615 compared to $82,447 as of December 31,1997. This increase is due to accounts payable related to improvements on the Montana land to facilitate sale of property.

      Inventory decreased $4,360 from $26,300 as of December 31, 1997 to $21,940 as of June 30, 1998.

      Changes In Result of Operations
      Carwash volume continues to decline in the face of cooler and wetter than normal conditions. Wash volume decreased 3,193 cars, from 23,864 for the 3 month period ended June 30, 1997 to 20,671 for the 3 month period ended June 30, 1998. Continued major highway construction projects also contribute to reduced volume.

      Revenue for the 3 month period ended June 30, 1998 was $324,985 compared to $370,154 for the same period ended June 30, 1997, a decrease of $45,169 (12%). Revenue decreases are due in part to a discount program on wash packages and reduction in wash volume.

      The Company posted a net profit of $27,955 for the 3 month period ended June 30, 1998, compared to a profit of $201,657 for the same 3 month period ended June 30, 1997. This decrease is due to a somewhat larger loss from operations in 1998 and the fact that the Company sold its West Valley property in 1997, which resulted in a large gain during the second quarter.

     For the 6 month period ended June 30, 1998 the Company posted a loss from operations of ($80,483) compared to a loss of ($73,888) for the same 6 month period ended June 30, 1997. Overall the Company posted a net profit of $80,320 for the 6 months ended June 30, 1998, compared to a profit of $142,880 for the same period ended June 30, 1997. The larger profit in 1997 was primarily due to the sale of the West Valley property. Net earnings per share for the six month period ended June 30, 1998 were negligible.

      As of June 30, 1998 cash and cash equivalents were $289, 493 compared to $243,107 as of June 30, 1997.

      The current ratio as of June 30, 1998 was 7.76 compared to 3.78 for the period ended June 30, 1997.

      Management believes that sufficient working capital exists for its operations.

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

     ITEM 5. OTHER INFORMATION

     Currently the Company is involved in serious discussions to sell the carwash assets to a group that is buying existing car washes across the United States. The deal would be on a cash basis. No final agreements have been reached.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TimeOne, Inc.

                                         By: ___/s/ Alan R. Theis________
                                                Alan R. Theis
                                                On Behalf of the Registrant
                                                and as Secretary / Treasurer
                                                and Vice President.

     Dated August 11, 1998