Form 10QSB
period 1998-09-30
TIMEONE INC
filed 1998-11-23
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NO. 2-70345-NY.

                                  TimeOne, Inc.
             (Exact name of Registrant as specified in its Charter)

                  NEVADA                            88-0182534
         (State or other jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)             Identification Number)

                        631 NORTH STEPHANIE STREET, #378
                             HENDERSON, NEVADA 89014
                    (Address of Principal Executive Offices)

               Registrant's Telephone Number, Including Area Code:
                                 (702) 456-8070

                                 Former Address:
                             6500 SOUTH STATE STREET
                             MURRAY, UTAH 84107-7219

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  (1) Yes: X        No:
                  (2) Yes: X        No:

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

         TimeOne, Inc. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of September 30, 1998 and the related statements of income and cash flows for the three and nine month periods ended September 30, 1998 and September 30, 1997. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                  TimeOne, Inc.

                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998
                                    Unaudited



ASSETS
CURRENT ASSETS
     Cash                                                                                      $         326,807
     Accounts Receivable                                                                                  38,917
     Inventory                                                                                            23,062
     Marketable Securities                                                                               580,913
     Prepaid Expenses & Supplies                                                                         101,022
                                                                                               -----------------
                                                                      Total Current Assets             1,070,721

PROPERTY, PLANT, AND EQUIPMENT (Cost)
     Building Improvements                                                                               202,691
     Building                                                                                          1,494,000
     Furniture, Fixtures, & Equipment                                                                    891,543
     Land                                                                                                581,000
                                                                                               -----------------
                                                                                                       3,169,234
     Less Accumulated Depreciation                                                                      (923,277)
                                                                                               -----------------
                                                        Total Property, Plant, & Equipment             2,245,957

OTHER ASSETS
     Startup Costs                                                                                         8,348
     Deposit                                                                                               2,501
     Montana Property                                                                                     75,453
     Q-Lube Joint Venture                                                                                 19,590
     Deferred Tax Asset                                                                                   17,000
                                                                                               -----------------
                                                                        Total Other Assets               122,892

                                                                              TOTAL ASSETS     $       3,439,570
                                                                                               =================

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
     Accounts payable, payroll, & sales tax                                                    $          83,306
     Mortgage payable - Bank, current portion                                                             40,608
                                                                                               -----------------
                                                                 Total Current Liabilities               123,914

LONG TERM LIABILITIES
     Mortgage payable - Bank One                                                                       1,662,829
                                                                                               -----------------
                                                               Total Long Term Liabilities             1,662,829
                                                                                               -----------------

                                                                         Total Liabilities             1,786,743

STOCKHOLDERS EQUITY
     Common Stock                                                                                            835
     Additional Paid in Capital                                                                        1,229,327
     Retained Earnings                                                                                   422,665
                                                                                               -----------------
                                                                 Total Stockholders Equity             1,652,827
                                                                                               -----------------

                                                   TOTAL LIABILITIES & STOCKHOLDERS EQUITY     $       3,439,570
                                                                                               =================

                                  TimeOne, Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Three and Nine Months Ended
                           September 30, 1998 and 1997
                                   (Unaudited)


                                                                       Three Months Ended                  Nine Months Ended
                                                                     1998             1997              1998             1997
                                                                -------------     -------------    -------------     -------------
REVENUES
     Car Wash                                                   $     381,515     $     370,129    $   1,005,518     $   1,064,175
     Boutique - Net                                                     6,922             5,180           16,668            17,888
     Fuel Sales - Net                                                   2,992             4,342            7,544            11,400
     Carpet Express Equipment - Net                                         0                 0                0                16
     Discounts                                                        (34,107)           (3,150)         (82,619)           (9,144)
                                                                -------------     -------------    -------------     -------------
                                              TOTAL REVENUES          357,322           376,501          947,111         1,084,335

COSTS AND EXPENSES
     Salaries, Labor, & Commissions                                   157,662           177,027          447,239           502,772
     Taxes & Benefits                                                  23,103            28,507           76,224            85,848
     Interest & Credit Card Fees                                       43,359            48,923          129,636           153,098
     Travel/Auto/Promotion/Advertise                                    1,388             4,723            7,119            16,913
     Office/Telephone/Supplies/Print                                   39,787            46,723          105,755           128,174
     Utilities/Insurance/Maintenance                                   33,738            36,140           89,549           102,778
     Depreciation & Amortization                                       38,238            35,392          114,602           107,267
     Professional Fees & Other                                         27,164            22,797           64,587            85,104
                                                                -------------     -------------    -------------     -------------
                                    TOTAL COSTS AND EXPENSES          364,439           400,232        1,034,711         1,181,954
                                                                -------------     -------------    -------------     -------------

                               Net Operational Income (Loss)           (7,117)          (23,731)         (87,600)          (97,619)

Contract Services & Miscellaneous                                       5,911             4,076           27,253             2,663
Interest & Dividends                                                    2,374             3,588            6,839            13,552
Gain (Loss) on Sale of Securities                                      31,747               679          153,724            (1,994)
Gain on Property Sale                                                       0                 0            5,315           213,315
Q Lube Joint Venture Income                                            17,848            12,663           36,781            12,663
                                                                -------------     -------------    -------------     -------------
                                         TOTAL OTHER REVENUE           57,880            21,006          229,912           240,199
                                                                -------------     -------------    -------------     -------------
Net Income Before Taxes                                                50,763            (2,725)         142,312           142,580
Income Taxes                                                            1,875                 0          (13,104)            2,425
                                                                -------------     -------------    -------------     -------------
                                                  NET INCOME    $      48,888     $      (2,725)   $     129,208     $     140,155
                                                                =============     =============    =============     =============
                                        NET INCOME PER SHARE    $       0.006     $           0    $       0.015     $       0.017
                                                                =============     =============    =============     =============

                                  TimeOne, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the Three and Nine Months Ended
                           September 30, 1998 and 1997
                                   (Unaudited)


                                                                       Three Months Ended                  Nine Months Ended
                                                                     1998             1997              1998             1997
                                                                -------------     -------------    -------------     -------------
OPERATING ACTIVITIES
     Net Income                                                 $      48,888     $      (2,725)   $     129,208     $     140,155
     Adjustments to reconcile net income (loss) to
       Net Cash provided by operating activities:
         Sale of West Valley Property                                       0                 0                0          (213,315)
         Write off Obsolete Assets                                          0                72                0             8,967
         Depreciation & Amortization                                   36,831            35,392          113,195           107,267
         Changes in Current Assets & Liabilities:
           Receivables                                                  9,547            26,314           12,754                16
           Pre-paid                                                       904             1,400          (50,597)           (9,170)
           Inventory                                                   (1,122)            1,679            3,238                28
           Accounts Payable & Payroll Tax                              (4,536)            6,095           49,152            24,654
                                                                -------------     -------------    -------------     -------------

                                           NET CASH PROVIDED
                                        OPERATING ACTIVITIES           90,512            68,227          256,950            58,602

INVESTING ACTIVITIES
     Investment in Montana Land                                             0                 0          (22,863)                0
     Sale of West Valley Property                                           0                 0                0           549,400
     Cost of Securities Sold                                           13,679             1,622          175,057             9,895
     Purchase of Securities                                           (57,628)                0         (362,784)           (6,069)
     Purchase of Property & Equipment                                    (511)           (2,103)          (1,939)          (84,551)
     Joint Venture Distribution                                         2,051           (62,663)          54,637           (62,663)
     Increase in Deposits                                                (425)           (1,068)               0            (1,068)
                                                                -------------     -------------    -------------     -------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES          (42,834)          (64,212)        (157,892)          404,944

FINANCING ACTIVITIES
     Repayment of Loans                                               (10,364)          (11,971)         (42,466)         (303,891)
     Sale of West Valley Property                                           0                 0                0          (150,000)
                                                                -------------     -------------    -------------     -------------

                                    NET CASH PROVIDED (USED)
                                     BY FINANCING ACTIVITIES          (10,364)          (11,971)         (42,466)         (453,891)
                                                                -------------     -------------    -------------     -------------

                                 INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS           37,314            (7,956)          56,592             9,655

                                CASH AND CASH EQUIVALENTS AT
                                         BEGINNING OF PERIOD          289,493           243,107          270,215           225,496
                                                                -------------     -------------    -------------     -------------

                                CASH AND CASH EQUIVALENTS AT
                                               END OF PERIOD    $     326,807     $     235,151    $     326,807     $     235,151
                                                                =============     =============    =============     =============

                                  TimeOne, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Interest income is accrued as earned. Gains or losses on the sale of securities are recorded as of the trade date.

Depreciation

Depreciation on office equipment and furniture is provided over the estimated useful life of five to ten years using an accelerated method. Depreciation on the office building is being provided over the estimated useful life of 30 to
31.5 years using the straight line method.

Marketable Securities

Marketable securities, as a group, are carried at market value in accordance with FAS No. 115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1997, an increase of $69,305 was made to adjust to market value.

Income Taxes

No federal income taxes were due for the year ended December 31, 1997. At December 31, 1997, the Company had unused general business credits of $7,844, which expire in 1998 through 2000, and contributions carryover of $40,386, expiring in 1998 through 2001. The Company has a federal net operating loss carryover of $92,031 which, if not used, will expire December 31, 2006.

Inventory

Inventory consists of items for sale and used in the operations of the carwash. Inventory is recorded at lower of cost or market, on a first-in, first-out basis.

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

NOTE B:           COMMITMENTS

The Company is obligated under a Maintenance Contract on its signs. The contract was signed to be effective in December, 1996 with monthly payments of $789.

NOTE C:           LOANS PAYABLE

In March,  1996, the Company purchased the carwash building and land from Daniel
F. Pentelute for $2,075,000. The purchase price was below the appraised value of $2,400,000 and $3,600,000 replacement cost. The Loan Agreements were signed with Bank One, Utah for $1,800,000 with an interest rate of 8.26% with 20 year amortization and 5 year call. A Line of Credit for $150,000, with an interest rate of 8.25%, was also taken out. The Line of Credit was repaid in 1997. The following is a summary of debt at September 30, 1998 and 1997.



                                    Interest                   1998                             1997
                                                   -----------------------------    ----------------------------
                                     Rate %            Current       Long Term         Current        Long Term
                                                   -------------  --------------    -------------  -------------
     Bank One (1)                          8.26    $      40,608  $    1,662,829    $      47,417  $   1,706,871
     Dan Pentelute                    8.75-10.5                0               0              163              0
     Escrow Services (2)                    9.5                0               0            5,000          7,550
                                                   -------------  --------------    -------------  -------------

                                                   $      40,608  $    1,662,829    $      52,580  $   1,714,421
                                                   =============  ==============    =============  =============

     (1) Monthly payments are $15,487 and the balance is due March 25, 2001. The loan is secured by land and buildings with a cost of $2,075,000.

     (2) The loan was repaid during the second quarter of 1998. Schedule principal reductions for the next four years are as follows:

                                 12/31/98          $      40,608
                                 12/31/99                 49,534
                                 12/31/00                 49,815
                                 Thereafter            1,563,480
                                                   -------------

                                                   $   1,703,437
                                                   =============

NOTE D:           DEFERRED TAX ASSET

In February, 1992, the Financial Account Standards board adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the Company's financial statements for the calendar year commencing January 1, 1993 by recognizing the cumulative effect of the change during 1993.

NOTE E:           RECEIVABLES

Receivables at September 30, 1998 and 1997 consisted of the following:

                                                 1998              1997
                                            --------------    -------------
              Trade Accounts Receivable     $       38,917    $     165,706
                                            ==============    =============

NOTE F:           START-UP COSTS

These are costs associated with development of the carwash. The costs are being amortized, depreciated, or expensed. The costs include travel to view other carwashes, equipment, inventory, legal fees for patents and trademarks, etc. During 1994 and 1995, the Company spent $25,900 associated with property being held for development into a second carwash operation. These costs were written off when the West Valley land was sold in May, 1997.

NOTE G:           MONTANA LAND

During the quarter, Desert Land Enterprises and the Company sold on (1) of the five (5) lost they jointly own. At the time of the sale, Desert Land presented the Company with a bill for the improvements previously funded solely by Desert Land. The bill was for $41,726, which is the cost of roads, curbing and electrical service. The Company was unable to pay for these improvements at the time they were undertaken. Since these improvement do make the lost more attractive and therefore, saleable, the Company feels it is fair to pay it's half of the improvements. Although the Company made a profit of $5,315 on the sale, no cash was realized and all proceeds went to Desert Land to pay for improvements.

NOTE H:           SUBSEQUENT EVENTS

On October 20, 1998, the Company sold its carwash assets and operations to CWP West Corporation for $3,160,000. CWP West Corporation is a Delaware corporation involved in purchasing carwashes in various locations around the United States. The Company netted approximately $1,404,000 in cash from the sale. The Company is currently reviewing the tax consequences of the sale.

The Company currently has no operations and is evaluating other business opportunities. Until a decision is made, the Company intends to maintain its assets in liquid form such as cash, money market funds or marketable securities.

After the sale, the existing Board of Directors resigned and new Directors were appointed. The new Directors are as follows:

                  Daniel F. Pentelute - President and Director
                  Roy E. Molina - Chief Financial Officer and Director Yolanda Oyler - Secretary and Director

The Company also moved it corporate offices to:

                  631 North Stephanie Street, #378
                  Henderson, Nevada 89014
                  (702) 456-8070

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2:  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         OPERATING RESULTS.

CHANGES IN FINANCIAL CONDITION

As of September 30, 1998, the Company had current assets of $1,070,720 compared to $790,570 as of December 31, 1997. Cash increased $56,592 for the nine months ended September 30, 1998. The increase in cash is due to sales of securities and income from the Q Lube joint venture. Current liabilities as of September 30, 1998 were $123,914 compared to $82,447 as of December 31, 1997. The increase is due to increased accounts payable.

Inventory decreased $3,238 from $26,300 as of December 31, 1997 to $23,062 as of September 30, 1998. Marketable securities increased $188,954 from $391,959 as of December 31, 1997 to $580,913 as of September 30, 1998.

CHANGES IN RESULTS OF OPERATIONS

Carwash volume decreased 1,048 cars from 24,505 for the three month period ended September 30, 1997 to 23,457 cars for the same three month period ended
September 30,1998. During the quarter, both July and September were record setting months in the amount of precipitation that fell. Highway I-15 reconstruction continues to limit volume due to increase traffic congestion in the area of the carwash.

Revenue for the three month period ended September 30, 1998 was $357,322 compared to $364,439 compared to $400,232 for the same three month period ended September 30, 1997, a decrease of $35,793. The decrease is due to lower salaries and supply expense.

The Company posted a net profit of $48,888 for the three months ended September 30, 1998, compared to a net loss of $(2,725) for the same three month period ended September 30, 1997. The increase is profitability is due to sales of securities, income from Q Lube and tighter cost controls. The Company had a net loss on the carwash operations of $7,177 for the three months ended September 30, 1998 compared to an operating loss of $(23,731) for the same three month period ended September 30, 1997. Management is uncertain as to when the carwash operation will be profitable. It is likely that operating losses will continue. Net gain per share for the period was $0.01.

Revenues for the nine months ended September 30, 1998 were $947,111 compared to $1,084,335 for the same nine month period ended September 30, 1997, a decrease of $137,224. This decrease is due to lower carwash volumes. The Company washed 63,030 cars as of September 30, 1998 compared to 72,314 cars as of September 30, 1997, a decrease of 9,284.

For the nine months ended September 30, 1998, costs and expenses were $1,034,711 compared to $1,181,954 for the same nine month period ended September 30, 1997, a decrease of $147,243. This decrease is due to lower costs in all areas other than depreciation. These lower costs relate to lower carwash volumes.

The Company posted a net profit of $129,208 for the nine months ended September 30, 1998 compared to a profit of $140,155 for the same nine month period ended September 30, 1997, a decrease of $10,947. The Company had a operating loss of $(87,600) as of September 30, 1998 compared to an operating loss of $(97,619) as of September 30, 1997. The overall profitability of the Company as of September 30, 1998 continues to be primarily due to securities sales and the income from the Q Lube joint venture. The Company is confident that the joint venture will continue to produce income.

The current ratio as of September 30, 1998 is 8.64 compared to 3.02 as of September 30, 1997. Long term liabilities were $1,662,829 as of September 30, 1998 compared to $1,566,471 as of September 30, 1997. Management is confident that sufficient working capital exists for its continuing operations.

                                     PART II

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

ITEM 5. OTHER INFORMATION

On October 20, 1998, the Company sold its carwash assets and operations to CWP West Corporation for $3,160,000. CWP West Corporation is a Delaware corporation involved in purchasing carwashes in various locations around the United States. The Company netted approximately $1,404,000 in cash from the sale. The Company is currently reviewing the tax consequences of the sale.

The Company currently has no operations and is evaluating other business opportunities. Until a decision is made, the Company intends to maintain its assets in liquid form such as cash, money market funds or marketable securities.

After the sale, the existing Board of Directors resigned and new Directors were appointed. The new Directors are as follows:

                  Daniel F. Pentelute - President and Director
                  Roy E. Molina - Chief Financial Officer and Director Yolanda Oyler - Secretary and Director

The Company also moved it corporate offices to:

                  631 North Stephanie Street, #378
                  Henderson, Nevada 89014
                  (702) 456-8070

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TimeOne, Inc.


Date: November 18, 1998             By:
                                        Roy E. Molina
                                        On behalf of the Registrant and as
                                        Chief Financial Officer