Form 10KSB
period 1998-12-31
TIMEONE INC
filed 1999-03-30
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                  FORM 10-KSB
                                   (Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                                       or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Transition Period from ________ to ________

                        Commission file number 2-70345-NY

                                  TimeOne Inc.
             (Exact name of registrant as specified in its charter)

          Nevada                          88-0182534
(State or other jurisdiction of      (IRS Employer ID Number)
incorporation of organization.)

     631 N.  Stephanie Street, Henderson, Nevada             89014
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (702) 456-8070

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

State issuer's revenues for its most recent fiscal year $1,055,556

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.

       2,511,375 shares at $0.14 per share = $351,592 as of March 29, 1999

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

                                     PART I

ITEM 1.           BUSINESS

         TimeOne, Inc., formerly known as Buffs-N-Puffs, Ltd. and before that as Pubcoa, Inc., (the "Company") was incorporated under the laws of the State of Nevada on November 14, 1980. It has engaged during the past eighteen (18) years in various business opportunities.

     ***All information below pertaining to the Company's carwash business, car wash assets, and real property relates to the Company's operations prior to October 20, 1998. The Company sold its carwash business, including its carwash assets and real property used in the business to CWP West Corp. on a cash basis and ceased being in the carwash business on that date.

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

         The Company had approximately 35 full time and 30 part time employees at the time of the sale.

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

         The carwash has used the Carpet Express system and process for cleaning automotive interior carpeting and upholstery since the carwash facilities were opened in March of 1990. The Company's experience during fiscal 1998 was that approximately 6% of the carwash customers purchased the Carpet Express service and these services accounted for approximately 14% of revenues.

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

The facility also maintains a stand alone two bay oil/lube facility. This project is a joint venture between TimeOne and Lubeco (Q lube). The companies each own 50% of the joint venture and share in profits and losses equally. The Company contributed use of the land and Q Lube contributed use of the building to the joint venture. Each company contributed $50,000 in working capital. The facility was profitable during 1998. The Company also sold its interest in the joint venture when the carwash assets were sold.

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

Other Information

         On January 1998, the Company agreed to lease two vacant offices to Wireless Systems, a cellular phone company. In March, the Company leased an additional office to Wireless Systems. The three offices are being leased for $1250.00 per month. The lease is in effect for a minimum of six months. In October 1998 Wireless Systems vacated the two offices, prior to the sale of assets.

ITEM 2.           PROPERTIES

         On March 25,1995, the Company purchased the building and the land the carwash is located on from Daniel F. Pentelute, the majority stock holder of the Company, for $2,075,000. The purchase was financed through Bank One of Utah and consists of the following: A one year renewable line of credit of

$150,000 dollars at 8.25%, and a $1,800,000 note with a twenty year amortization and five year call at 8.26%. In addition, the Company issued 2,000,000 shares of common stock to Mr. Pentelute at a price of 1/8. The Company repaid the line of credit during the second quarter of 1997. The $1,800,000 note was repaid at the time of the carwash asset sale, in October 1998.

         On June 21, 1993, the Company purchased approximately 1.67 acres of land located at approximately 3750 West 4700 South, West Valley City, Utah. The property was purchased for the specific purpose of building a second carwash for the Company. This particular piece of property was purchased because of the high traffic counts surrounding it and its location in an area, which is not being served by any other full service carwash. During 1996, the Company abandoned plans to build a second carwash on this site. The property was sold in 1997, a balance of $30,000 is still owed on the sale. The balance was paid in full during 1998.

         During September, 1994, Daniel Pentelute, the majority stockholder of the Company, purchased 21 acres of land in Montana. Three days later the Company purchased a one half interest in this land from Mr. Pentelute at his cost. The other one half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. The cost of the one half interest was $52,590 of which the Company still owed $11,081 as of December 31, 1997. Monthly payments on the land are $1,162 and the loan is secured by the land. The loan was paid in full during 1998 as a result of one of the five lots being sold. At the time of the sale, Desert Land presented the Company with a bill for approximately $42,000, which represented the Company's half of improvements made to the land. These improvements, such as roadways, curbs, and electrical service were paid for by Desert Land. The Company has agreed to repay these costs to Desert Land as the lots are sold. Although the Company made a profit of $5,315 on the sale, no cash was realized and all proceeds went to Desert Land to pay for improvements.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not currently involved in any litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended 1998, a majority of the outstanding shares voted to approve the sale of the carwash assets to Car Wash Partners, Inc., a Delaware corporation.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK & RELATED
                  SHAREHOLDERS MATTERS.

         The Company's common stock is traded on the OTC Bulletin Board under the symbol TYME. The information below, since the end of the first quarter of 1997, was provided by Alpine Securities of Salt Lake City, Utah and does not necessarily represent prices of actual sales of the Company's common stock, nor does it take into account any brokerage discounts, commissions, or fees. At the close of business on March 7, 1999 the Company had approximately 645 stockholders of record. During 1997 a majority of the outstanding shares voted to change the company name from Buffs-N-Puffs, Ltd., to TimeOne, Inc. This change took effect July 24, 1997.

         The following table lists the high and low sales price for the common stock of the Company during the two most recent years:

NASDAQ-OTC
                                            High                   Low
                                         Sales Price           Sales Price
         1998     First Quarter      $            .1875    $            .1875
                  Second Quarter                  .5625                 .1875
                  Third Quarter                     .25                   .25
                  Fourth Quarter                   .140                  .125

         1997     First Quarter                    5/64                  1/16
                  Second Quarter                   5/64                  5/64
                  Third Quarter *                     0                     0
                  Fourth Quarter *                    0                     0

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

                                  1998 to 1997

     The following discussion relates to operations from January 1, 1998 to October 19,1998.

     As of December 31, 1998 the Company had cash of $622,408 compared to cash of $270,215 as of December 31, 1997, an increase of $352,193 (130%). The increase is attributable to the sale of the carwash assets, gains on sales of securities, and income from the Q lube joint venture.

   Current assets as of December 31, 1998 were $1,967,709 compared to $790,570 as of December 31,1997, an increase of $1,177,139 (148%). The increase is due to higher receivables and the market value of securities held. Property, plant and equipment were $0 as of December 31, 1998 compared to $2,354,266 as of December 31, 1997. The decrease is due to the sale of the carwash assets.

    Current liabilities as of December 31, 1998 were $247,353 compared to $82,447 as of December 31, 1997, and increase of $164,906, this increase (200%) consists mostly of income taxes payable. Long term liabilities decreased from $1,697,610 as of December 31, 1997 to $0 as of December 31, 1998. The decrease is due to the repayment of the Bank One loan when the carwash assets were sold. Total liabilities as of December 31, 1998 were $247,353 compared to $1,780,057 as of December 31, 1997.

    Stockholders' Equity as of December 31, 1998 was $1,798,310 compared to $1,523,619 as of December 31, 1997, an increase of $274,641 (18%). The increase is due to the sale of assets, securities, and income from the Q lube joint venture.

    Total revenues for the year ended December 31, 1998 were $1,005,556 compared to $1,465,687 for the year ended December 31, 1997, a decrease of $460,131. The 1998 figures only include revenues through October 19, 1998, at which time the carwash operations were sold. Weather and traffic pattern changes were the most significant factors on the Company's revenues during 1998. These factors ultimately led to the decision to sell the carwash assets.

    Total costs and expenses for the year ended December 31, 1998 were $1,445,027 compared to $ 1,566,411 for the year ended December 31, 1997. The 1998 figures only include operations through October 19, 1998. On a full year of operations in 1998 costs and expenses would have been somewhat higher than 1997. Total costs and expenses were higher in the following areas, salaries, due to severance pay to key personnel, legal and professional fees relating to the sale of the carwash assets. Net income before taxes for the year ended December 31, 1998 was $526,670 compared to $143,034 as of December 31,1997, an increase of $383,636. Net income per share of the Company's common stock for 1998 was .03 compared to a net income per share of .01 for 1997. The current ratio of the Company as of December 31, 1998 was 7.96 compared to 9.58 as of December 31, 1997.

                               Sale Carwash Assets

    On October 19, 1998 the Company sold its carwash assets and operations, including real property, to CWP West Corporation for $3,160,000. CWP West corporation is a Delaware corporation, whose parent is involved in purchasing carwashes in various locations around the United States. The Company netted approximately $1,404,000 from the sale, after paying the mortgage on the real property, expenses to the closing date, and certain adjustments. After the sale, the existing board of Directors resigned and new Directors were appointed. The Company also moved its corporate offices to:

                                  631 N.  Stephanie St. #378
                                  Henderson, Nevada 89014
                                  (702) 456-8070

    The Company currently has no operations and is evaluating other business opportunities. Until a decision is made, the Company intends to maintain its assets in liquid form such as cash, money market funds, or marketable securities.

                                   Y2K Impact

         The "Y2K" problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year beginning with "20" instead of the familiar "19". If not corrected many programs could fail or create erroneous results. The Company believes its exposure to the problems are not substantial. Since the Company has disposed of operating assets, all records could be kept manually, if necessary. The Company has upgraded its accounting system to software that it believes is Y2K compliant.

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

         The carwash has reached a level of maturity in which volume should remain in the 95,000 - 100,000+ range of cars per year. The Company was not successful in reducing expense in 1997, 1998 will see a redoubling of efforts to reduce expenses. As of December 31, 1997 the Company has started an in-house discount program in an effort to increase carwash volume. The program reduces package wash prices by $2.00, this program has been well received and will continue into 1998. The program has also increased per car revenues, as more customers are purchasing extra services. The Board of Directors is currently exploring several opportunities to increase shareholder value.

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

LIQUIDITY AND CAPITAL RESOURCES.

Operations.

         As of December 31, 1998, the Company's working capital was $1,720,356 and included cash and cash equivalents of $622,408 as compared with $708,123 in working capital and $270,215 in cash and cash equivalents at December 31, 1997. During the three years ended December 31, 1998, the cash provided by operating activities more than offset the amount of cash used in the Company's operating activities. The net cash provided by operating activities in these three periods were $2,937,806 in 1998, $139,138 in 1997, and $297,540 in 1996. The Company
does not believe the positive cash provided by operating activities during 1999 will be as large as 1998.

Investing Activities.

Net cash used by investing activities was $839,710 for 1998 compared to net cash provided by investing activities of $220,65 in 1997, and $187,070 used in 1996. The primary source of cash used in 1998 was purchase of securities. Cash provided in 1997 and 1996 was from the sale of the West Valley property and Q lube joint venture income.

Financing Activities.

         The cash used by the Company's financing activities was $62,060 in 1996, $315,074 in 1997 and $1,745,903 in 1998. The primary use of cash for financing activities has been the reduction in the Company's long term debt.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         (On following pages)

                                 C O N T E N T S


(a) 1. Financial Statements

The following Financial Statements of TimeOne, Inc.
are included in PART II, ITEM 7:
                                                                  Page
INDEPENDENT AUDITOR'S REPORT.......................................12

FINANCIAL STATEMENTS:

BALANCE SHEETS -
December 31, 1998 and 1997 ........................................13

STATEMENTS OF OPERATIONS -
years ended December 31, 1998, 1997, and 1996 .....................14

STATEMENTS OF STOCKHOLDERS' EQUITY -
years ended  December 31, 1998, 1997, and 1996 ....................15

STATEMENTS OF CASH FLOWS -
years ended  December 31, 1998, 1997, and 1996 ....................16

NOTES TO THE FINANCIAL STATEMENTS .................................17

(a) 2. Financial Statement Schedules

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
 ON SUPPLEMENTARY FINANCIAL INFORMATION ...........................20

SCHEDULE 1 - PRO FORMA STATEMENTS OF OPERATIONS....................21

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
     CERTIFIED PUBLIC ACCOUNTANTS         E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
TimeOne, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of TimeOne, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TimeOne, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.



                                                     Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS
March 19, 1999
Salt Lake City, Utah

                                  TIMEONE, INC.

                                 BALANCE SHEETS



                                                                                              December 31,
                                                                                      1998                  1997
                                                                                -----------------    ------------------
               ASSETS
CURRENT ASSETS:
              Cash                                                              $         622,408    $          270,215
              Accounts receivable - trade                                                 300,389                51,671
              Marketable securities, at market value (Note A)                           1,044,912               391,959
              Inventory (Note A)                                                                0                26,300
              Prepaid expenses and supplies                                                     0                50,425
                                                                                -----------------    ------------------
                                                       TOTAL CURRENT ASSETS             1,967,709               790,570

PROPERTY, PLANT AND EQUIPMENT (at cost)
(Note A):
              Building                                                                          0             1,494,000
              Building improvements                                                             0               202,691
              Furniture, fixtures and equipment                                                 0               943,108
              Land                                                                              0               581,000
                                                                                -----------------    ------------------
                                                                                                0             3,220,799
              Less accumulated depreciation                                                     0               866,533
                                                                                -----------------    ------------------
                                                                                                0             2,354,266
OTHER ASSETS
              Joint Venture                                                                     0                74,227
              Start-up costs (Note D)                                                           0                12,522
              Deposit                                                                       2,501                 2,501
              Montana Land (Note F)                                                        75,453                52,590
              Deferred tax asset (Note C)                                                       0                17,000
                                                                                -----------------    ------------------
                                                                                           77,954               158,840
                                                                                -----------------    ------------------

                                                                                $       2,045,663    $        3,303,676
                                                                                =================    ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable and payroll and sales taxes                      $          27,353    $           34,154
              Loans payable (Note B)                                                            0                48,130
              Loans payable - related parties (Note B)                                          0                   163
              Income taxes payable                                                        220,000                     0
                                                                                -----------------    ------------------
                                                  TOTAL CURRENT LIABILITIES               247,353                82,447

LONG-TERM LIABILITIES:
              Loans payable (Note B)                                                            0             1,697,610
                                                                                -----------------    ------------------
                                                          TOTAL LIABILITIES               247,353             1,780,057

STOCKHOLDERS' EQUITY:
              Capital stock,  common,
               authorized  100,000,000 shares of $0.0001
               par  value;
               issued  and  outstanding  8,354,900  shares  in 1998
               (8,354,900 shares
               in 1997)                                                                       835                   835
              Additional paid-in capital                                                1,229,327             1,229,327
              Retained earnings                                                           568,148               293,457
                                                                                -----------------    ------------------

                                                 TOTAL STOCKHOLDERS' EQUITY             1,798,310             1,523,619
                                                                                -----------------    ------------------

                                                                                $       2,045,663    $        3,303,676
                                                                                =================    ==================



See notes to the financial statements.

                                  TIMEONE, INC.

                            STATEMENTS OF OPERATIONS

                                                                             Years Ended December 31,
                                                                  1998                 1997                 1996
                                                            -----------------    -----------------   ------------------
Revenues
              Gain (loss) on sale of securities             $         211,031    $         (83,915)  $          151,090
              Adjustment of securities to market                     (163,894)              69,305              (31,549)
              Gain on sale of property                                  5,315              213,315                    0
              Loss on sale of equipment                                     0               (8,966)              (2,277)
              Interest and dividends                                   14,570               17,933                7,436
                                                            -----------------    -----------------   ------------------

                                  INCOME FROM CONTINUING
                                 OPERATIONS BEFORE TAXES               67,022              207,672              124,700

Income tax expense                                                     31,979               45,688               27,434
                                                            -----------------    -----------------   ------------------

                                         NET INCOME FROM
                                   CONTINUING OPERATIONS               35,043              161,984               97,266

Discontinued operations-net of  income taxes
              Gain (loss) from discontinued operations
               net of income taxes of $0, $33,137, and
               $7,266 respectively                                   (369,432)             (97,775)              10,565
              Gain on disposition, net income taxes
               of $220,000, $0, and $0, respectively
                  Buffs-N-Puffs Car Wash                              609,080                    0                    0
                                                            -----------------    -----------------   ------------------

                                      INCOME (LOSS) FROM
                                 DISCONTINUED OPERATIONS              239,648              (97,775)              10,565
                                                            -----------------    -----------------   ------------------

                                              NET INCOME    $         274,691    $          64,209   $          107.831
                                                            =================    =================   ==================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
              (based on weighted average
              number of shares outstanding)
               From continuing operations                   $             .00    $             .02   $              .01
               From discontinued operations                               .03                 (.01)                 .00
                                                            -----------------    -----------------   ------------------

                                  TOTAL INCOME PER SHARE    $             .03    $             .01   $              .01
                                                            =================    =================   ==================

Weighted average number of common
              shares used to compute net income
              per weighted average share                            8,354,900            8,354,900            7,811,609
                                                            =================    =================   ==================

See notes to the financial statements.

                                  TIMEONE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                      Additional            Retained
                                                      Common Stock                      Paid-in             Earnings
                                              Shares               Amount              Capital             (Deficit)
                                        -----------------     ----------------    -----------------    -----------------

Balances 12/31/95                               6,113,900     $            611    $       1,120,692    $         121,417

Net income for
        year ended 12/31/96                                                                                      107,831
Stock issued for assets                         2,000,000                  200              124,800
Restricted stock issued
        to employees                              350,000                   35               32,776
                                        -----------------     ----------------    -----------------    -----------------

Balances 12/31/96                               8,463,900                  846            1,278,268              229,248
Treasury stock cancelled                         (109,000)                 (11)             (48,941)
Net income for
        year ended 12/31/97                                                                                       64,209
                                        -----------------     ----------------    -----------------    -----------------

Balances 12/31/97                               8,354,900                  835            1,229,327              293,457

Net income for
        year ended 12/31/98                                                                                      274,691
                                        -----------------     ----------------    -----------------    -----------------
Balances 12/31/98                               8,354,900     $            835    $       1,229,327    $         568,148
                                        =================     ================    =================    =================


See notes to the financial statements.

                                                        TIMEONE, INC.

                                                  STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                         1998              1997              1996
                                                                   ---------------    --------------    ---------------
OPERATING ACTIVITIES
     Net income                                                    $       274,691    $       64,209    $       107,831
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization                                   122,950           146,494            133,508
           Book value of assets sold                                     2,318,065             8,966              2,277
           Decrease in deferred tax asset                                   17,000            76,400             34,600
           Adjust securities to lower of cost or market                    163,894           (69,305)            31,549
           Unrealized gain on Joint Venture                                      0           (24,227)                 0
     Changes in operating assets and liabilities:
           (Increase) decrease in receivables                             (248,718)          (35,949)               519
           (Increase) decrease in prepaid expense, supplies
               and deposits                                                 50,425               654            (26,304)
           (Increase) decrease in inventory                                 26,300            (7,466)             7,691
           Increase (decrease) in accounts payable and
               payroll taxes payable                                        (6,801)          (20,638)             5,869
           Increase in income taxes payable                                220,000                 0                  0
                                                                   ---------------    --------------    ---------------
                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES        2,937,806           139,138            297,540

INVESTING ACTIVITIES
     Investment in Joint Venture                                                 0           (50,000)                 0
     Cost of securities sold                                               551,752           184,062            208,527
     Purchase of securities                                             (1,368,599)         (163,484)          (362,991)
     Cost of land sold                                                           0           310,185                  0
     (Increase) decrease in start-up costs                                       0            25,900                  0
     Purchase of property                                                  (22,863)          (84,940)           (32,606)
     Increase in deposits                                                        0            (1,068)                 0
                                                                   ---------------    --------------    ---------------
                                                  NET CASH (USED)
                                          BY INVESTING ACTIVITIES         (839,710)          220,655           (187,070)

FINANCING ACTIVITIES
     Sale of stock                                                               0                 0             32,811
     Repayment of loans and leases                                      (1,745,903)         (315,074)           (94,871)
                                                                   ---------------    --------------    ---------------
                                           NET CASH (REQUIRED) BY
                                             FINANCING ACTIVITIES       (1,745,903)         (315,074)           (62,060)
                                                                   ---------------    --------------    ---------------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                  352,193            44,719             48,410
Cash and cash equivalents at beginning of year                             270,215           225,496            177,086
                                                                   ---------------    --------------    ---------------
                                        CASH AND CASH EQUIVALENTS
                                                   AT END OF YEAR  $       622,408    $      270,215    $       225,496
                                                                   ===============    ==============    ===============
SUPPLEMENTAL INFORMATION
     Taxes paid                                                    $        14,979    $        2,425    $           100
     Interest paid                                                         203,814           196,075            193,049

SUPPLEMENTAL INVESTING AND FINANCIAL ACTIVITIES:
During 1996, the Company issued 2,000,000 shares of stock and borrowed $1,950,000 to purchase land and buildings valued at $2,075,000.

See notes to the financial statements.

                                  TIMEONE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:
Interest income is accrued as earned. Gains or losses on the sale of securities are recorded as of the trade date.

Depreciation:
Depreciation on office equipment and furniture was provided over the estimated useful life of five to ten years using an accelerated method, and depreciation on the office and warehouse building was being provided over the estimated useful life of 30 to 31.5 years using the straight-line method.

Marketable Securities:
Marketable securities, as a group, are carried at market value in accordance with FAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1998, a decrease of $(163,894) was made to adjust to market ($69,305 increase was made for 1997 and $(31,549) decrease was made for 1996).

Income Taxes:
No federal income taxes were due for the year ended December 31, 1997. At December 31, 1997, the Company had unused general business credits of $7,844 which expire in 1998 through 2000, and contributions carryover of $40,386, expiring in 1998 through 2001. The Company also has a Federal net operating loss carryover of $92,031 which, if not used, will expire December 31, 2006. The Company estimates net Federal and State income taxes to amount ot $220,000 after using credits and NOL carryovers in 1998.

Inventory:
Inventory consisted of items for sale and use in the operations of the carwash. Inventory was recorded at the lower of cost or market, on a first-in, first-out basis.

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

NOTE B - LOANS PAYABLE

During 1990, the former President of the Company and her husband personally borrowed $518,000 from three financial institutions, using their residence and other personal assets as collateral. $277,828 (including loan costs of $7,270) of the money was used for the Company. The Company has treated the obligations as being due to the individuals and was making the monthly loan payments to the three institutions. In early 1994, one obligation was paid in full, leaving two loans. All loans payable were paid in full during 1998. Interest rates range from 8.75% to 11.25%. The following is a summary of debt at December 31, 1998 and 1997:

                                       Interest                  1998                                1997
                                                   --------------------------------    --------------------------------
                                        Rate %          Current         Long-term          Current         Long-term
Bank Mortgage (2)                           8.38   $             0  $             0    $        42,140  $     1,692,519
G. Phillip Condie                           7.50                 0                0                  0                0
Bank line of credit                         6.00                 0                0                  0                0
Escrow Services (1)                         9.50                 0                0              5,990            5,091
Dan Pentelute                         8.75-11.25                 0                0                163                0
                                                   ---------------  ---------------    ---------------  ---------------
                                                   $             0  $             0    $        48,293  $     1,697,610
                                                   ===============  ===============    ===============  ===============

(1) Monthly payments were $1,155. The loan was secured by land with a cost of $52,590.
(2) Monthly payments were $15,487 and the balance was due 3/25/2001. The loan was secured by land and buildings with a cost of $2,075,000.

                                  TIMEONE, INC.

                                December 31, 1998


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

Components of income tax expense are as follows:

                                                                                      Year ended
                                                                                     December 31,
                                                                            1998                     1997
Current
            Federal..................................................$          195,000       $               0
            State....................................................            25,000                   2,425
                                                                     ------------------       -----------------

                                                                                220,000                   2,425
                                                                     ------------------       -----------------
Deferred
            Federal..................................................                 0                  69,300
            State....................................................                 0                   7,100
                                                                     ------------------       -----------------

                                                                                      0                  76,400
                                                                     ------------------       -----------------

Income tax expense...................................................$          220,000       $          78,825
                                                                     ==================       =================

Reconciliation of income taxes computed at the federal statutory rate and the income tax expense are as follows:

                                                                                      Year ended
                                                                                     December 31,
                                                                            1998                     1997
Federal income taxes at statutory rate...............................$          169,000       $          46,000
State income taxes, net of federal benefit...........................            26,000                   8,000
Difference due to graduated federal rates............................            25,000                  24,825
                                                                     ------------------       -----------------

                                                                     $          220,000       $          78,825
                                                                     ==================       =================

Deferred tax assets and liabilities consist of the following:

                                                                                      Year ended
                                                                                     December 31,
                                                                            1998                     1997
            Net operating loss carryforward..........................$                0       $          14,000
            Additonal cost of marketable
              securities.............................................                 0                   3,000
                                                                     ------------------       -----------------

            Net deferred tax assets..................................$                0       $          17,000
                                                                     ==================       =================

NOTE D- START-UP COSTS

These were costs associated with development of the carwash. The costs were being amortized, depreciated or expensed. The costs included travel to view other carwashes, equipment, inventory, legal fees for patents and trademarks, etc. During 1995 and 1994, the Company spent $25,900 associated with property being held for development into a second carwash operation. The cost was added to the cost of the land when the property was sold. The remaining costs were added to the cost of the car wash assets sold in October 1998.

NOTE E - RELATED PARTY TRANSACTIONS

During 1990, Donna Anderson and Daniel Pentelute arranged for three loans by pledging their personal assets. Some of the proceeds from these loans were made available to the Company. The Company has been making the payments for these loans and the interest and principal have been amortized according to the portion of the proceeds each party received.

On April 19, 1991, the Company entered into a five year lease with Daniel Pentelute, the major shareholder of the Company. Under the lease, Mr. Pentelute received, as rent, four per cent of the gross proceeds excluding gasoline sales commencing on July 1, 1991, and continuing until April 1, 1992. At that time and thereafter, Mr. Pentelute was to receive seven per cent of

                                  TIMEONE, INC.

                                December 31, 1998


NOTE E - RELATED PARTY TRANSACTIONS (continued)

the gross proceeds from the carwash facility. On May 21, 1991, an addendum to the lease was entered into providing for a five year option term at the end of the initial five year term. The terms require a rent payment equal to 7% of monthly gross sales, excluding gasoline sales with a minimum rent of $5,000 per month. In 1996, the Company exercised its option to purchase the land and buildings at a price of $2,075,000. Also see Note F.

NOTE F - MONTANA LAND

During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold a one-half interest to the Company at his cost. The other one-half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. During 1998, the Company sold one of the lots. At the time of the sale, Desert Land presented the Company with a bill for approximately $42,000 which represented the Company's half of improvements made to the land. The Company has agreed to repay these costs as they have made the land more saleable. Although the Company made a profit of $5,315 on the sale, no cash was realized and all proceeds went to Desert Land to pay for improvements.

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
     CERTIFIED PUBLIC ACCOUNTANTS          E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



Board of Directors and Shareholders
TimeOne, Inc.
Salt Lake City, Utah

Our audit of the basic financial statements presented in the preceding section of this report was made primarily to form an opinion on such financial statements taken as a whole. The additional information, contained in the following page, is not considered essential for the fair presentation of the financial position of TimeOne, Inc., the results of its operations or cash flows in conformity with generally accepted accounting principles. The following information consisting of Schedule 1 is included to provide comparative data regarding the operations of the Company's major line of business, which was disposed of during 1998. Such data was subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                       Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 19, 1999

                                                                     Schedule 1

                                  TIMEONE, INC.
                    PRO FORMA - INCLUDING CAR WASH OPERATIONS
                            STATEMENTS OF OPERATIONS

                                                                             Years Ended December 31,
                                                                  1998                 1997                 1996
                                                            -----------------    -----------------   ------------------
REVENUES:
              Carwash                                       $       1,068,945    $       1,446,401   $        1,470,372
              Boutique sales - net                                     16,607               27,743               32,565
              Fuel sales - net                                          8,023               14,013               16,907
              Carpet express equipment sales - net                          0                   16                  601
              Discounts                                               (88,019)             (22,306)             (10,366)
                                                            -----------------    -----------------   ------------------
                                          TOTAL REVENUES            1,005,556            1,465,867            1,510,079

COSTS AND EXPENSES:
              Salaries, labor and commissions                         697,275              692,071              679,071
              Taxes and benefits                                       94,569              116,530              111,455
              Interest and credit card fees                           203,814              196,075              193,049
              Travel, auto, promotional and
               advertising                                             18,709               24,980               28,457
              Office, telephone, printing and
               supplies                                               128,715              200,617              186,170
              Utilities, building maintenance,
               rent and insurance                                     129,053              150,904              141,964
              Depreciation and amortization                           122,950              146,494              133,508
              Professional fees and other                              49,942               38,740               22,686
                                                            -----------------    -----------------   ------------------
                                TOTAL COSTS AND EXPENSES            1,445,027            1,566,411            1,496,360
                                                            -----------------    -----------------   ------------------

NET INCOME BEFORE OTHER                                              (439,471)            (100,544)              13,719

OTHER INCOME (EXPENSE)
              Joint Venture income                                     38,955               24,227                    0
              Contract services and miscellaneous                      31,084               11,679                4,112
              Interest and dividends                                   14,570               17,933                7,436
              Gain (Loss) on equipment sales                          829,080               (8,966)              (2,277)
              Gain on sale of property                                  5,315              213,315                    0
              Gain (loss) on sale of securities (cost
               determined by specific identification)                 211,031              (83,915)            151,090
              Adjustment of securities to market                     (163,894)              69,305              (31,549)
                                                            -----------------    -----------------   -------------------
                                                                      966,414              243,578              128,812
                                                            -----------------    -----------------   ------------------
                                              NET INCOME
                                            BEFORE TAXES              526,670              143,034              142,531

INCOME TAXES (Notes A & C)                                            251,979               78,825               34,700
                                                            -----------------    -----------------   ------------------

                                              NET INCOME    $         274,691    $          64,209   $          107,831
                                                            =================    =================   ==================

NET INCOME PER SHARE OF
              COMMON STOCK (based on
              weighted average number
              of shares outstanding)                        $             .03    $             .01   $              .01
                                                            =================    =================   ==================
Weighted average number of common
              shares used to compute net income
              per weighted average share                            8,354,900            8,354,900            7,811,609
                                                            =================    =================   ==================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           None.

                                    PART III

ITEM .   9        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Identification of Officers and Directors

     (1)  Daniel F.  Pentelute,  President and Director,  appointed  October 20,
          1998

     (2)  Roy E. Molina, CFO and Director, appointed October 20, 1998

     (3)  Yolanda Oyler, Secretary and Director, appointed October 20, 1998

     (4)  Andrew A. Chudd, President and Director, resigned October 20, 1998

     (5)  Alan R. Theis, Vice President and Director, resigned October 20, 1998

     (6)  W. Sterling Mason, Jr., Director, resigned October 20, 1998

     (7)  Craig Celantano, Director, resigned October 20, 1998

     (8)  Richard Castellow, Director, resigned October 20, 1998


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

         (e)      Business experience.

                  (1)      Background

     DANIEL PENTELUTE, 50, President and Director since October 20, 1998. Mr. Pentelute is also the Company's largest and majority shareholder. Mr. Pentelute attended Brigham Young University and the University of Utah between the years of 1967 and 1970. Mr. Pentelute was President and Director of the Company from 1980 to 1985. He has been a consultant to the Company and developed the Buffs'N'Puffs carwash concept. Since 1986 Mr. Pentelute has engaged in the development and management of real property located in the states of Nevada, Utah, and Montana. Mr. Pentelute is also a private investor in various business enterprises and ventures.

     ROY MOLINA, 47 , Chief Financial Officer and Director, since October 20, 1998. Mr. Molina is a Certified Public Accountant, and President of his own firm. Mr. Molina received a Bachelor of Science Degree in Accounting in 1974 and a Masters in Business Taxation Degree in 1976, both from the University of Southern California. Mr. Molina was the CFO of a large privately held carpet manufacturer from 1979 to 1983. Mr. Molina is also a member of various professional accounting organizations.

     YOLANDA OYLER, 46, Secretary and Director since October 20, 1998. Ms. Oyler has been an administrative assistant to Mr. Pentelute since 1987. Ms. Oyler attended Weber State University but did not graduate. Ms. Oyler has worked for various stock brokerage firms before starting to work for Mr. Pentelute.

     ANDREW A. CHUDD, 48, President and Director of the Company since August 1992, has been involved in the carwash industry for approximately 6 1/2 years in both management and carwash equipment sales. Mr. Chudd graduated from Hamilton High School in California in 1968. He has attended LA Pierce College and West Los Angeles College, but has received no degree. Since October of 1985 Mr. Chudd has been an independent business consultant to various corporations and businesses. Mr. Chudd worked, from 1974 until 1985, primarily as an Insurance Agent and has had limited experience in publicly-held companies.

         Mr. Chudd was President and Director of Discovery Systems, Ltd., a blind pool/blank check company until February, 1988 at which time new officers and directors were elected at a shareholders' meeting. Mr. Chudd was President and Director, until the fall of 1989, of Celebrity Limousine, Ltd., a Utah Public Company which operated a limousine service in Northern Utah under a permit from the Utah Public Service Commission. Mr. Chudd was President and Director Of Verazzana Ventures Ltd., a blind pool/blank check company until January 1, 1995, at which time new officers and directors were elected at a shareholders' meeting. Mr. Chudd resigned in October 1998.

     ALAN THEIS, 39, in 1982 received a bachelor of sciences degree in Business Economics and Public Policy from Indiana University. Since July 1991 Mr. Theis has been the Secretary and Treasurer of the Company. On May 15, 1997, Mr. Theis was also elected Vice President of the Company. In March 1990, Mr. Theis became the assistant accountant for the Company. From June 1988 to March 1990 Mr. Theis worked as a construction worker for Pentelute Properties, a company controlled by Daniel Pentelute, the Company's major stockholder. From 1985 to 1987 Mr.
Theis was an employee for the Park City Ski Corporation. Mr. Theis resigned in October 1998.

         W. STERLING MASON, JR., 52, is a Director of the Company and has been since January 1989, except for a short time at the beginning of 1991. Mr. Mason, is presently involved in real estate investments and business opportunities in Mexico. Mr. Mason was engaged in the private practice of law in Salt Lake City, Utah since 1975. His law practice focused on the business and securities areas of law. Mr. Mason graduated from the University of Utah Law School in 1975 receiving a Juris Doctor Degree. In addition, Mr. Mason received a Masters in Business Administration from the University of Utah in 1974 and has a Bachelor of Science Degree in Finance which he received in 1972. Prior to that time, Mr. Mason was a stockbroker with various stock brokerage firms, both in Salt Lake City, Utah and San Francisco, California. Mr. Mason resigned in October 1998.

     CRAIG CELANTANO, 41, has been involved in the carwash industry since 1967. Mr. Celantano has experience in carwash design and layout, equipment installations and operations. He has owned and operated both self service and full service carwashes. Mr. Celantano previously owned and operated a self service location in Tucson, Arizona. He has been a distributor for Hanna carwash equipment for 15 years. Mr. Celantano is currently Vice-President of Blue Coral Systems, a leading manufacturer of carwash chemicals. He oversees the North
American sales force, as well as responsibilities in equipment design, application, research and development. Mr. Celantano resigned in October 1998.

         RICHARD CASTELLOW, 49, received a bachelor of arts degree in economics from the University of Washington in 1975. From 1990 to 1997Mr. Castellow had been the Northwest distributor for Belanger, Inc., a major manufacturer of carwash equipment. During the last four years he has consulted and done work for the majority of the largest carwashes in the northwest. From 1986 to 1989 Mr. Castellow worked as a carwash consultant and an installer of equipment for carwashes. In 1983 he became co-owner and operator of three Chevron gas stations that included three exterior tunnel carwashes and seven self-serve carwash bays. He operated the washes for three and a half years, at which time the partnership was dissolved and the washes were sold. Mr. Castellow is currently the west coast Sales Manager for MacNeil Carwash Systems, a manufacurer of carwash equipment. Mr. Castellow resigned in October 1998.

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

         (g)      Promoters and control persons.

         Daniel Pentelute, President and Director since October 20, 1998, is the Company's largest and majority shareholder and, in addition, has been (until March 1996) the Company's landlord.

ITEM 10.          EXECUTIVE COMPENSATION

         One of the officers and directors of the Company received remuneration in excess of $60,000 (Sixty thousand dollars) for the year ended December 31, 1998.

                               REMUNERATION TABLE

                                                                               1998                   1999
               NAME                             SERVING AS                 REMUNERATION        PROPOSAL
----------------------------------    ------------------------------   --------------------  ---------------------
Daniel F.  Pentelute                  President, Director              $                   0                    0
                                      since October 1998
Roy E.  Molina                        CFO, Director                                        0                    0
                                      since October 1998
Yolanda Oyler                         Secretary, Director                                  0                    0
                                      since October 1998
Andrew A. Chudd                       President, Director
                                      since August 1992                               87,350                    0
W. Sterling Mason Jr.                 Director                                             0*                   0*
Craig Celantano                       Director                                             0                    0
Richard Castellow                     Director                                             0                    0
Alan Theis                            Vice President,
                                      Secretary, & Director            $             59, 850   $                0
                                                                       ---------------------    -----------------
                                      TOTALS                           $             147,200   $                0
                                                                       =====================   ==================

     Aggregate remuneration for fiscal year 1998 totaled $147,200, of which $81,250 was severance pay to Mr. Chudd and Mr. Theis. Mr. Andrew Chudd and Mr. Alan Theis were paid $500.00 , Mr. Celantano, Mr. Castellow, and Mr. Mason were paid $1,000 in directors fees for 1998. Expenses incurred to attend any board meetings may be paid. Mr. Alan Theis and Mr. Andrew A. Chudd were full-time employees of the Company. Mr. Mason, Mr. Castellow and Mr. Celantano are solely directors of the Company and, as such, only devote as much time as needed in that position.

     *Mr. Mason will be compensated for any legal work performed for the Company. During 1998 Mr. Mason received $8,211 as legal fees and reimbursement for expenses for the Company.

                           Employee Stock Option Plan

         NONE.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
                  MANAGEMENT

         (a) (b) Security ownership of certain beneficial owners and management.

                              Name and Address                 Amount and Nature
                              Of Beneficial                    of Beneficial                     Percent of
Title of Class                Owner                            Ownership                            Class

Common Stock                  Daniel F. Pentelute              4,980,900*                        60%
                              631 N.  Stephanie St # 378
                              Henderson, NV 89014

                              Andrew A. Chudd                  455,000                           5%

                              Alan Theis                       50,000                            0%

* Includes 168,625 shares held by Penex, Inc., a Nevada Corporation and 44,000 shares held by Desert Land, Inc., a Nevada Corporation both of which Mr. Pentelute is the sole shareholder.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The Following table shows a list of the loans for which the Company has made payments.

              Original
               Lender                            Principal               Interest                    Term
-----------------------------------       ---------------------   ---------------------   ----------------------
     Zions Bank*                          $             250,000   Prime + 2%              5yrs with balloon.
     *Paid off as of Jan 1, 1994

     Valley Mortgage                      $             234,000   11.05%                  30yrs

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

         (b)      Certain Business Relationships.

     Business entities in which directors of the Company had an interest during the last fiscal year have not had any transactions with the Company. However, Director W. Sterling Mason, Jr. is an Attorney at Law. Mr. Mason was paid $8,211 in 1998.

         (c)      Indebtedness of Management.

                  NONE.

         (d)      Transaction with promoters.

         The Company had a five (5) year lease on the property and buildings for its carwash. The Company leased the land and buildings from Pentelute Properties, a d/b/a of Daniel F. Pentelute, a major shareholder of the Company. Mr. Pentelute owns approximately 60% of the issued and outstanding shares of the Company. Monthly payments commenced on June 1, 1991, and were based on a percentage of monthly gross sales excluding fuel sales. Initially rental was four per cent (4%) of the gross sales excluding fuel sales. On April 1, 1992, the monthly percentage increased to seven per cent (7%). The Company also maintains its corporate headquarters on the premises. Under the lease the Company provides two offices to the Lessor. In addition, under the terms of the lease the Company had an option to renew the lease for an additional five year term at a rental of seven per cent (7%) of gross sales excluding fuel sales with a minimum rent of $5,000 monthly. Also, the Company had an option to purchase the property commencing at the end of the initial five year term which option was exercisable on the anniversary date of the lease each year in the five year option term. The Company exercised its option to purchase the property and buildings for $2,075,000 in March, 1996. For the year ended December 31, 1996, the Company paid rent of $15,452 to Pentelute Properties.

ITEM 13.  EXHIBITS AND REPORTS ON  FORM 8-K

a.       Exhibits

Exhibit Number       Description of Exhibit
         1P.         Document entitled " Acquisition of Substantially
                     All of the Assets of Time One by CWP West Corp.

b.       Form 8K filed in the last quarter

         A. Form 8K dated October 23, 1998 was filed in the last quarter. Item covered were:

                  1. Item 2 Acquisition or Disposition of Assets. Reported that on October 20, 1998 the Company sold all of its car wash assets to CWP West Corp. for $3,160,000 cash, subject to certain adjustments.

                  2. Item 5 Other Events. The company reported that it had changed its corporate offices from Salt Lake City to Henderson, Nevada.

                  3. Item 6. Resignation of Registrant' Directors. The Company reported that on October 20, 1998, its then current officers and directors resigned and new officers and directors were appointed. The aforementioned resignations were not because of any dispute between the Company and any of the former officers or directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 29th day of March, 1999.
                                  TimeOne, Inc.


                                   By
                                            Daniel F. Pentelute
                                            President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                    Title                               Date


                                President and Director           3/29/99
Daniel F. Pentelute


                                CFO and Director
Roy E. Molina


                                Secretary and Director           3/29/99
Yolanda Oyler