Form 10KSB/A
period 1998-12-31
TIMEONE INC
filed 1999-04-28
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                  FORM 10-KSB/A
                                   (Mark One)

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

      8,266,300 shares common stock par value $0.0001 as of March 29, 1999
                                (Title of Class)

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

This amended filing is to correct the number of shares outstanding as of March 29, 1999. Originally reported as 8,354,900 shares, the correct number of shares outstanding at that date was 8,266,300.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 28th day of April, 1999.
                                       TimeOne, Inc.


                                       By
                                           Daniel F. Pentelute
                                           President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures               Title                               Date


                           President and Director             28 April, 1999
Daniel F. Pentelute


                           CFO and Director                   28 April, 1999
Roy E. Molina


                           Secretary and Director             28 April, 1999
Yolanda Oyler