Form 10QSB
period 1999-03-31
TIMEONE INC
filed 1999-05-13
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999
                         COMMISSION FILE NO. 2-70345-NY.

                                  TIMEONE, INC.
             (Exact name of Registrant as specified in its Charter)


         Nevada                                         88-0182534
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                    Identification  Number)

                        631 North Stephanie Street, #378
                               Henderson, NV 89014
                    (Address of Principal Executive Offices)

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

                           (1)      Yes:    X           No:

                           (2)      Yes:    X           No:

         Number of Shares Outstanding at the End of the Fiscal Quarter:
                        8,266,300 shares of common stock
         (Indicate Number of Shares Outstanding of Each Class of Common
                       Stock as of the end of the Quarter)

                   Page 1 of 13 consecutively numbered pages.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         TimeOne, Inc., formerly known as Buffs-N-Puffs, ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of March 31, 1999 and the related statements of income and cash flows for the three month periods ended March 31, 1999 and 1998. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                  TimeOne, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                                                 March 31,
                                                                                                   1999
                                                                                            ------------------
Current Assets
   Cash                                                                                     $          961,305
   Receivables                                                                                             389
   Marketable Securities                                                                             1,165,707
                                                                                            ------------------
                                                                      Total Current Assets           2,127,401

Other Assets
   Security Deposits                                                                                     2,501
   Montana Property                                                                                     75,453
                                                                                            ------------------
                                                                        Total Other Assets              77,954
                                                                                            ------------------

                                                                              TOTAL ASSETS  $        2,205,355
                                                                                            ==================

                        LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities
   Accounts Payable                                                                         $           35,819
                                                                                            ------------------
                                                                 Total Current Liabilities              35,819

Stockholders Equity
   Capital Stock, Common                                                                                   826
   Additional Paid-in Capital                                                                        1,229,336
   Retained Earnings                                                                                   939,374
                                                                                            ------------------
                                                                 Total Stockholders Equity           2,169,536
                                                                                            ------------------

                                                   TOTAL LIABILITIES & STOCKHOLDERS EQUITY  $        2,205,355
                                                                                            ==================


                                  TimeOne, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                 1999                  1998
                                                                                          ------------------    ------------------
Revenues
   Gain on Sales of Securities                                                            $          260,667    $           86,544
   Interest and Dividends                                                                              5,716                 2,611
   Miscellaneous income                                                                                  103                10,072
   Unrealized Gain on Securities                                                                     136,665                     0
                                                                                          ------------------    ------------------
                                                                           Total Revenue             403,151                99,227

Costs and Expenses
   Interest                                                                                            6,516                     0
   Professional Fees                                                                                  33,800                     0
   Legal                                                                                                 600                     0
   Office and Travel                                                                                  12,384                     0
                                                                                          ------------------    ------------------
                                                                Total Costs and Expenses              53,300                     0
                                                                                          ------------------    ------------------

                                                                 NET INCOME BEFORE TAXES             349,851                99,227

   Income Taxes                                                                                            0                     0
                                                                                          ------------------    ------------------

                                                   NET INCOME FROM CONTINUING OPERATIONS             349,851                99,227

                                            NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS              21,375(1)            (46,862)
                                                                                          ------------------    ------------------

                                                                              NET INCOME  $          371,226    $           52,365
                                                                                          ==================    ==================

   (1) Adjustment to income taxes previously accrued.

                                  TimeOne, Inc.
                        Statement of Stockholders Equity
                                   (Unaudited)

                                                                                                Additional           Retained
                                                                  Common Stock                    Paid-in            Earnings
                                                           Shares              Amount             Capital            (Deficit)
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1995                                 6,113,900  $             611   $       1,120,692  $          121,417

Stock issued for assets                                       2,000,000                200             124,800
Restricted stock issued to employees                            350,000                 35              32,776
   Net Income for year ended
     December 31, 1996                                                                                                     107,831
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1996                                 8,463,900                846           1,278,268             229,248

Cancel Treasury stock                                          (109,000)               (11)            (48,941)
   Net Income for year ended
     December 31, 1997                                                                                                      64,209
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1997                                 8,354,900                835           1,229,327             293,457

   Net Income for year ended
     December 31, 1998                                                                                                     274,691
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1998                                 8,354,900                835            1229,327             568,148

Cancel Company stock                                            (88,600)                (9)                  9
   Net Income for quarter ended
     March 31, 1999                                                                                                        371,226
                                                     ------------------  -----------------   -----------------  ------------------

Balances at March 31, 1999                                    8,266,300  $             826   $       1,229,336  $          939,374
                                                     ==================  =================   =================  ==================

                                  TimeOne, Inc.
                      Statement of Consolidated Cash Flows
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                 1999                  1998
                                                                                          ------------------    ------------------
Operating Activities
   Net Income (Loss)                                                                      $          371,226    $           52,365
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Joint Venture Income                                                                                0                (8,457)
       Depreciation and Amortization                                                                       0                36,791
       Unrealized Gain on Marketable Securities                                                     (136,665)                    0
       (Increase) Decrease in Receivables                                                            300,000                12,532
       Supplies and Deposits                                                                               0                (1,719)
       (Increase) Decrease in Inventory                                                                    0                 4,336
       Increase (Decrease) in Accounts Payable and Payroll Tax                                             0                23,283
                                                                                          ------------------    ------------------
                                               Net Cash Provided By Operating Activities             534,561               119,131

Investing Activities
   Cost of Securities Sold                                                                         1,368,279                87,409
   Purchase of Securities                                                                         (1,563,943)             (252,884)
   Joint Venture Distribution                                                                              0                63,073
   Decrease in Deposits                                                                                    0                   425
                                                                                          ------------------    ------------------
                                                   Net Cash Used By Investing Activities            (195,664)             (101,977)

Financing Activities
   Repayment of Loans and Leases                                                                           0               (12,827)
                                                                                          ------------------    ------------------
                                                   Net Cash Used By Financing Activities                   0               (12,827)

Increase (Decrease) in Cash and Cash Equivalents                                                     338,897                 4,327
Cash and Cash Equivalents at Beginning of Period                                                     622,408               270,215
                                                                                          ------------------    ------------------

                                              Cash and Cash Equivalents at End of Period  $          961,305    $          274,542
                                                                                          ==================    ==================

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

Marketable Securities
Marketable securities, as a group, are carried at market value in accordance with FAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At March 31, 1999, an increase of $136,665 was made to adjust to market.

Income Taxes
Federal income taxes in the amount of $198,625 were due for the year ended December 31, 1998. Those taxes were paid during the quarter ended March 31, 1999. Due to the variable nature of the stock valuations, no accrual has been made for the quarter.

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

NOTE B - DEFERRED TAX ASSET

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

NOTE C - RECEIVABLES

Receivables at March 31, 1999 and 1998 consisted of the following:

                                    March 31,
                                   1999 1998
            Trade accounts receivable       $     389    $   39,139
                                            =========    ==========

                                  TimeOne, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


NOTE D - RELATED PARTY TRANSACTIONS

During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold a one-half interest to the Company at his cost. The other one-half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute.

In January of 1999, the Board of Directors of the Company entered into an agreement with Desert Land Enterprises, Inc., whose sole shareholder is Daniel Pentelute, President and majority shareholder of the Company, to provide certain services to the Company on a monthly basis for a fee of $4,500 per month, plus all out of pocket expenses. These services include telephone and fax service, all necessary secretarial services, financial tracking of all of the Company's brokerage accounts and investments, research into possible investments, and access to various financial publications, websites, and sources. This agreement was approved by the directors having no financial interest in the agreement and is believed to be at or below the prevailing rates for similar services from independent sources.

In January, 1999 the Company entered into a retainer agreement with Roy E. Molina Certified Public Accountant, Inc., to provide all in-house accounting services, tax advice, and other miscellaneous accounting services for a monthly fee of $4,000, including all expenses. Mr. Molina is a director and officer of the Company. This agreement was approved by the directors having no financial interest in the agreement and is believed to be at or below the prevailing rates for similar services from independent sources.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         OPERATING RESULTS

Changes in Financial Condition

As of March 31, 1999, the Company had current assets of $2,127,401 compared to $1,967,709 as of December 31, 1998. Cash increased $338,897 from $622,408 as of
December 31, 1998 to $961,305 as of March 31, 1999. This increase is due to the sales of marketable securities and collection of receivables. Current liabilities decreased $211,534 from $247,353 as of December 31, 1998 to $35,819 as of March 31, 1999. The decrease is due to payment of income taxes.

Changes In The Results of Operations

The Company is no longer in the carwash business, so comparing operating results from previous quarters are not meaningful. The Company currently derives all revenue from sales of securities, interest, and dividends earned. The Company's revenues for the period ending March 31, 1999 were $403,151.

The Company had incurred costs and expenses of $53,300 for the three months ended March 31, 1999. The majority of these expenses consisted of office expenses, travel, and consulting fees

The Company posted a net income of $371,226 for the three months ended March 31, 1999. Net income per share was $.05 for the quarter.

As of March 31, 1999, the Company had cash and equivalents of $961,305. The current ratio as of March 31, 1999 was 59.39. Long-term liabilities were $0 as of March 31, 1999.

Management will continue to keep the Company's assets in liquid form such as cash, money market funds, and marketable securities. Management is currently evaluating other business opportunities.

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

ITEM 5. OTHER MATTERS

In January of 1999, the Board of Directors of the Company entered into an agreement with Desert Land Enterprises, Inc., whose sole shareholder is Daniel Pentelute, President and majority shareholder of the Company, to provide certain services to the Company on a monthly basis for a fee of $4,500 per month, plus all out of pocket expenses. These services include telephone and fax service, all necessary secretarial services, financial tracking of all of the Company's brokerage accounts and investments, research into possible investments, and access to various financial publications, websites, and sources. This agreement was approved by the directors having no financial interest in the agreement and is believed to be at or below the prevailing rates for similar services from independent sources.

In January, 1999 the Company entered into a retainer agreement with Roy E. Molina Certified Public Accountant, Inc., to provide all in-house accounting services, tax advice, and other miscellaneous accounting services for a monthly fee of $4,000, including all expenses. Mr. Molina is a director and officer of the Company. This agreement was approved by the directors having no financial interest in the agreement and is believed to be at or below the prevailing rates for similar services from independent sources.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TimeOne, Inc.


Date:  May 11, 1999                By:
                                      ---------------------------------------
                                   Yolanda Oyler
                                   Secretary and Director