Form 10QSB
period 1999-06-30
TIMEONE INC
filed 1999-08-13
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999
                         COMMISSION FILE NO. 2-70345-NY


                                  TimeOne, Inc.
             (Exact name of Registrant as specified in its Charter)



            Nevada                                88-0182534
(State or other jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)            Identification  Number)

631 N.  Stephanie Street, #378, Henderson, Nevada                 89014
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

TimeOne, Inc. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of June 30, 1999 and the related statements of income and cash flows for the three and six month periods ended June 30, 1999 and June 30, 1998. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                                   TimeOne, Inc.
                                            Consolidated Balance Sheet
                                                    (Unaudited)

ASSETS
Current Assets
   Cash                                                                                        $       1,070,599
   Receivables                                                                                               389
   Marketable Securities                                                                               1,255,003
                                                                                               -----------------
                                                                         Total Current Assets          2,325,991

Other Assets
   Security Deposits                                                                                       2,501
   Montana Property                                                                                       75,453
                                                                                               -----------------
                                                                           Total Other Assets             77,954
                                                                                               -----------------

                                                                                 TOTAL ASSETS  $       2,403,945
                                                                                               =================

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Accounts Payable                                                                            $           9,660
                                                                                               -----------------
                                                                    Total Current Liabilities              9,660

Stockholders Equity
   Capital Stock, Common                                                                                     826
   Additional paid-in capital                                                                          1,229,336
   Retained Earnings                                                                                   1,164,123
                                                                                               -----------------
                                                                    Total Stockholders Equity          2,394,285
                                                                                               -----------------

                                                    TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $       2,403,945
                                                                                               =================

                                  TimeOne, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                       June 30,
                                                                      1999            1998           1999           1998
                                                                  -------------  -------------  --------------  -------------
Revenues
   Gain on Sale of Securities                                     $     240,626  $      35,433  $      501,293  $     121,977
   Interest and Dividends                                                12,790          1,854          18,506          4,465
   Gain on Property Sale                                                      0          5,315               0          5,315
   Miscellaneous Income                                                       0              0             102              0
   Unrealized Gain on Securities                                         47,558              0         184,223              0
                                                                  -------------  -------------  --------------  -------------
                                                   Total Revenue        300,974         42,602         704,124        131,757

Costs and Expenses
   Interest                                                                 911              0           7,427              0
   Professional Fees                                                     46,587         18,394          80,387         37,423
   Legal                                                                    650              0           1,249              0
   Office and Travel                                                     28,062              0          40,446              0
                                                                  -------------  -------------  --------------  -------------
                                         Total Cost And Expenses         76,210         18,394         129,509         37,423
                                                                  -------------  -------------  --------------  -------------

                                         NET INCOME BEFORE TAXES        224,764         24,208         574,615         94,334

Income Taxes                                                                 15         11,229              15         11,229
                                                                  -------------  -------------  --------------  -------------

                           NET INCOME FROM CONTINUING OPERATIONS        224,749         12,979         574,600         83,105

                                            NET GAIN (LOSS) FROM
                                         DISCONTINUED OPERATIONS              0         14,976(2)       21,375(1)       (2,785) (2)
                                                                  -------------  -------------  --------------  --------------

                                                      NET INCOME  $     224,749  $      27,955  $      595,975  $      80,320
                                                                  =============  =============  ==============  =============

   (1) Adjustment to income taxes previously accrued.
   (2) Operation of car wash sold, October 20, 1998.

                                  TimeOne, Inc.
                       Consolidated Statement of Cashflows
                                   (Unaudited)


                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                           1999            1998           1999           1998
                                                                       -------------  -------------  --------------  -------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                   $     224,749  $      27,955  $      595,975  $      80,320
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Joint Venture                                                               0         (2,030)              0        (10,487)
       Depreciation and Amortization                                               0         39,573               0         76,364
       Unrealized Gain on Marketable Securities                              (47,558)             0        (184,223)             0
       (Increase) Decrease in Receivables                                          0         (9,326)        300,000          3,206
       (Increase) Decrease in Prepaid Expenses                                     0        (49,782)              0        (51,501)
       (Increase) Decrease in Inventory                                            0             24               0          4,360
       Increase (Decrease) in Accounts Payroll & Payroll Tax                       0         30,407               0         53,689
                                                                       -------------  -------------  --------------  -------------

                            NET CASH PROVIDED BY OPERATING ACTIVITIES        177,191         36,821         711,752        155,951

INVESTING ACTIVITIES
   Investment in Montana Land                                                      0        (22,863)              0        (22,863)
   Cost of Securities Sold                                                 1,244,381         73,969       2,612,660        161,378
   Purchase of Securities                                                 (1,312,278)       (52,272)     (2,876,221)      (305,156)
   Joint Venture Distribution                                                      0              0               0         63,073
   Decrease in Deposits                                                            0              0               0            425
   Purchase Property and Equipment                                                 0         (1,428)              0         (1,428)
                                                                       -------------  -------------  --------------  -------------

                                NET CASH USED BY INVESTING ACTIVITIES        (67,897)        (2,594)       (263,561)      (104,571)

FINANCING ACTIVITIES
   Repayment of Loans and Leases                                                   0        (19,276)              0        (32,102)
                                                                       -------------  -------------  --------------  -------------

                                NET CASH USED BY FINANCING ACTIVITIES              0        (19,276)              0        (32,102)
                                                                       -------------  -------------  --------------  -------------

INCREASE IN CASH & CASH EQUIVALENTS                                          109,294         14,951         448,191         19,278

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                       961,305        274,542         622,408        270,215
                                                                       -------------  -------------  --------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   1,070,559  $     289,453  $    1,070,599  $     289,493
                                                                       =============  =============  ==============  =============

                                  TimeOne, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                                Additional           Retained
                                                                  Common Stock                    Paid-in            Earnings
                                                           Shares              Amount             Capital            (Deficit)
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1995                                 6,113,900  $             611   $       1,120,692  $          121,417

Stock issued for assets                                       2,000,000                200             124,800
Restricted stock issued to employees                            350,000                 35              32,776
   Net Income for year ended
     December 31, 1996                                                                                                     107,831
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1996                                 8,463,900                846           1,278,268             229,248

Cancel Treasury stock                                          (109,000)               (11)            (48,941)
   Net Income for year ended
     December 31, 1997                                                                                                      64,209
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1997                                 8,354,900                835           1,229,327             293,457

   Net Income for year ended
     December 31, 1998                                                                                                     274,691
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1998                                 8,354,900                835            1229,327             568,148

Cancel Company stock                                            (88,600)                (9)                  9
   Net Income for six months ended
     June 30, 1999                                                                                                         595,975
                                                     ------------------  -----------------   -----------------  ------------------

Balances at June 30, 1999                                     8,266,300  $             826   $       1,229,336  $        1,164,123
                                                     ==================  =================   =================  ==================

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

Marketable Securities
Marketable securities, as a group, are carried at market value in accordance with FAS 115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At June 30, 1999, an increase of $47,558 was made to adjust to market.

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

                                  TimeOne, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

NOTE C - RECEIVABLES

Receivables at June 30, 1999 and 1998 consisted of the following:

                                                       June 30,
                                                 1999             1998
                                            -------------    -------------
            Trade accounts receivable       $         389    $      48,465
                                            =============    =============

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         OPERATING RESULTS

Changes in Financial Condition

As of June 30, 1999, the Company had current assets of $2,325,991 compared to $1,967,709 as of December 31, 1998. Cash increased $448,191 from $622,408 as of
December 31, 1998 to $1,070,599 as of June 30, 1999. The increase is due to sale of marketable securities and collection of receivables. Current liabilities decreased $237,693 from $247,353 as of December 31, 1998 to $9,660 as of June 30, 1999. The decrease is due to payment of income taxes.

Changes In The Results of Operations

The Company is no longer in the carwash business, so comparing operating results from previous quarters are not meaningful. The Company currently derives all revenue from sales of securities, interest, and dividends earned. The Company's revenues for the three months ended June 30, 1999 were $300,974.

The Company had incurred costs and expenses of $76,210 for the three months ended June 30, 1999. The majority of these expenses consisted of office expenses, travel, and consulting fees.

The Company posted a net income of $224,749 for the three months ended June 30, 1999. Net income per share was $.03 for the quarter.

For the six months ended June 30, 1999, the Company had revenues of $704,124.

The Company incurred costs and expenses of $129,509 for the six months ended June 30, 1999. The majority of these expenses consisted of consulting fees, travel, and office expenses.

The Company posted a net income of $595,975 for the six months ended June 30, 1999. Net income per share was $.07 for the six months ended June 30, 1999.

As of June 30, 1999, the Company had cash and equivalents of $1,070,599. The current ratio was 240.79 as of June 30, 1999. Long-term liabilities were $0 as of June 30, 1999.

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

                                 TimeOne, Inc.


Date: August 12, 1999            By:
                                 Yolanda Oyler
                                 Secretary and Director