Form 10QSB
period 1999-09-30
TIMEONE INC
filed 1999-11-08
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 1999
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

TimeOne, Inc. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of September 30, 1999 and the related statements of income and cash flows for the three and nine month periods ended September 30, 1999 and September 30, 1998. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                  TimeOne, Inc.
                           Consolidated Balance Sheet
                               September 30, 1999
                                   (Unaudited)

ASSETS
Current Assets
   Cash                                                                                        $       1,242,057
   Receivables                                                                                               389
   Marketable Securities                                                                                 902,904
                                                                                               -----------------
                                                                         Total Current Assets          2,145,350

Other Assets
   Security Deposits                                                                                       2,501
   Montana Property                                                                                       56,590
                                                                                               -----------------
                                                                           Total Other Assets             59,091
                                                                                               -----------------

                                                                                 TOTAL ASSETS  $       2,204,441
                                                                                               =================

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Accounts Payable (overpayments)                                                             $          (3,255)
                                                                                               -----------------
                                                                    Total Current Liabilities             (3,255)

Stockholders Equity
   Capital Stock, Common                                                                                     826
   Additional paid-in capital                                                                          1,229,336
   Retained Earnings                                                                                     977,534
                                                                                               -----------------
                                                                    Total Stockholders Equity          2,207,696
                                                                                               -----------------

                                                    TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $       2,204,441
                                                                                               =================

                                  TimeOne, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                         Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
                                                                        1999            1998           1999           1998
                                                                    -------------  -------------  --------------  -------------
Revenues
   Gain on Sale of Securities                                       $      55,728  $      31,747  $      557,021  $     153,724
   Interest and Dividends                                                  12,749          2,374          31,255          6,839
   Gain on Property Sale                                                    6,746              0           6,746          5,315
   Miscellaneous Income                                                         0              0             102              0
   Unrealized Gain (loss) on Securities                                  (211,118)             0         (26,895)             0
                                                                    -------------  -------------  --------------  -------------
                                                     Total Revenue       (135,895)        34,121         568,229        165,878

Costs and Expenses
   Interest                                                                 1,236              0           8,663              0
   Professional Fees                                                       26,860         27,164         107,247         64,587
   Legal                                                                    1,961              0           3,210              0
   Office and Travel                                                       20,575              0          61,021              0
                                                                    -------------  -------------  --------------  -------------
                                           Total Cost And Expenses         50,632         27,164         180,141         64,587
                                                                    -------------  -------------  --------------  -------------

                                           NET INCOME BEFORE TAXES       (186,527)         6,957         388,088        101,291

Income Taxes                                                                   62          1,875              77         13,104
                                                                    -------------  -------------  --------------  -------------

                             NET INCOME FROM CONTINUING OPERATIONS       (186,589)         5,082         388,011         88,187

                                             NET GAIN (LOSS) FROM
                                           DISCONTINUED OPERATIONS              0       43,806(2)          21,375(1)      41,021(2)
                                                                    -------------  -----------    --------------- --------------

                                                        NET INCOME  $    (186,589) $      48,888  $      409,386  $     129,208
                                                                    =============  =============  ==============  =============

   (1) Adjustment to income taxes previously accrued.
   (2) Operation of car wash sold, October 20, 1998.

                                  TimeOne, Inc.
                       Consolidated Statement of Cashflows
                                   (Unaudited)


                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30,                  September 30,
                                                                           1999            1998           1999           1998
                                                                       -------------  -------------  --------------  -------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                   $    (186,589) $      48,888  $      409,386  $     129,208
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Joint Venture                                                               0          2,051               0         54,637
       Depreciation and Amortization                                               0         36,831               0        113,195
       Unrealized (Gain) loss on Marketable Securities                       211,118              0          26,895              0
       (Increase) Decrease in Receivables                                          0          9,547         300,000         12,754
       (Increase) Decrease in Prepaid Expenses                                     0            904               0        (50,597)
       (Increase) Decrease in Inventory                                            0         (1,122)              0          3,238
       Increase (Decrease) in Accounts Payroll & Payroll Tax                 (12,915)        (4,536)        (12,915)        49,152
                                                                       -------------  -------------  --------------  -------------

                            NET CASH PROVIDED BY OPERATING ACTIVITIES         11,614         92,563         723,366        311,587

INVESTING ACTIVITIES
   Cost of Montana Lot Sold                                                   18,863              0          18,863        (22,863)
   Cost of Securities Sold                                                   672,013         13,679       3,284,673        175,057
   Purchase of Securities                                                   (531,032)       (57,628)     (3,407,253)      (362,784)
   Decrease in Deposits                                                            0           (425)              0              0
   Purchase Property and Equipment                                                 0           (511)              0         (1,939)
                                                                       -------------  -------------  --------------  -------------

                                             NET CASH PROVIDED (USED)
                                              BY INVESTING ACTIVITIES        159,844        (44,885)       (103,717)      (212,529)

FINANCING ACTIVITIES
   Repayment of Loans and Leases                                                   0        (10,364)              0        (42,466)
                                                                       -------------  -------------  --------------  -------------

                                NET CASH USED BY FINANCING ACTIVITIES              0        (10,364)              0        (42,466)

INCREASE IN CASH & CASH EQUIVALENTS                                          171,458         37,314         619,649         56,592

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                     1,070,599        289,493         622,408        270,215
                                                                       -------------  -------------  --------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   1,242,057  $     326,807  $    1,242,057  $     326,807
                                                                       =============  =============  ==============  =============

                                  TimeOne, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                                Additional           Retained
                                                                  Common Stock                    Paid-in            Earnings
                                                           Shares              Amount             Capital            (Deficit)
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1995                                 6,113,900  $             611   $       1,120,692  $          121,417

Stock issued for assets                                       2,000,000                200             124,800
Restricted stock issued to employees                            350,000                 35              32,776
   Net Income for year ended
     December 31, 1996                                                                                                     107,831
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1996                                 8,463,900                846           1,278,268             229,248

Cancel Treasury stock                                          (109,000)               (11)            (48,941)
   Net Income for year ended
     December 31, 1997                                                                                                      64,209
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1997                                 8,354,900                835           1,229,327             293,457

   Net Income for year ended
     December 31, 1998                                                                                                     274,691
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1998                                 8,354,900                835            1229,327             568,148

Cancel Company stock                                            (88,600)                (9)                  9
   Net Income for nine months ended
     September 30, 1999                                                                                                    409,386
                                                     ------------------  -----------------   -----------------  ------------------

Balances at September 30, 1999                                8,266,300  $             826   $       1,229,336  $          977,534
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

Marketable Securities
Marketable securities, as a group, are carried at market value in accordance with FAS 115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At September 30, 1999, a decrease of $(211,118) was made to adjust to market.

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

                                  TimeOne, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

NOTE C - RECEIVABLES

Receivables at September 30, 1999 and 1998 consisted of the following:

                                                  September 30,
                                                1999             1998
            Trade accounts receivable       $      389    $      38,917
                                            ==========    =============

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

Changes in Financial Condition

As of September 30, 1999, the Company had current assets of $2,145,350 compared to $1,967,709 as of December 31, 1998. Cash increased $619,649 for the nine months ended September 30, 1999. The increase is due to sales of securities and profit from selling a lot in Montana. Current liabilities as of September 30, 1999 were $(3,255) compared to $247,353 as of December 31, 1998. The decrease is due to an overpayment of income taxes due, and repayment of debt owed to Desert Land Enterprises, Inc.

Changes In The Results of Operations

The Company is no longer in the carwash business, so comparing operating results from previous quarters are not meaningful. The Company currently derives all revenue from sales of securities, interest, and dividends earned. The Company's revenues for the three months ended September 30, 1999 were $(135,895). The negative revenue is due to unrealized losses on securities held.

The Company had incurred costs and expenses of $50,632 for the three months ended September 30, 1999. The majority of these expenses consisted of office expenses, travel, and consulting fees.

The Company posted a loss of $186,589 for the three months ended September 30, 1999. Net loss per share was $.02.

Revenue for the nine months ended September 30, 1999 were $568,229. Costs and expenses for the nine month period were $180,141. The majority of these expenses were for office, consulting fees and travel.

The Company posted a net income of $409,386 for the nine months ended September 30, 1999. Net income per share was $.05 for the nine months ended September 30, 1999.

During the quarter ended September 30, 1999 the Company and Desert Land Enterprises, Inc. sold one of the lots in Montana. The Company realized $25,609 as its half of the proceeds, and earned a profit of $6,745 on the sale.

As of September 30, 1999, the Company had cash and cash equivalents of $1,242,057. The current ratio was 381.58 as of September 30, 1999. Long term liabilities were $0 as of September 30, 1999.

Management will continue to keep the Company's assets in liquid form such as cash, money market funds and marketable securities. Management is continuing to evaluate other business opportunities.

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

                                   TimeOne, Inc.


Date: November 1, 1999             By:
                                      --------------------------
                                   Yolanda Oyler
                                   Secretary and Director