Form 10KSB
period 1999-12-31
TIMEONE INC
filed 2000-04-05
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                  FORM 10-KSB

                                   (Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1999

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the Transition Period from ________ to ________

                        Commission file number 2-70345-NY

                                  TimeOne Inc.
             (Exact name of registrant as specified in its charter)

          Nevada                                   88-0182534
-------------------------------             -----------------------
(State or other jurisdiction of             (IRS Employer ID Number)
incorporation of organization.)

631 North Stephanie Street, PMB 378
        Henderson, Nevada                              89014
---------------------------------------              ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (702) 456-8070

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

State issuer's revenues for its most recent fiscal year $548,667

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.

     2,900,438 shares at $4.50 per share = $13,051,971 as of March 30, 2000

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      8,266,300 shares common stock par value $0.0001 as of March 27, 2000
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            YES  X           NO
                                                ---

                                     PART I

ITEM 1.           BUSINESS

         TimeOne, Inc., formerly known as Buffs-N-Puffs, Ltd. and before that as Pubcoa, Inc., (the "Company") was incorporated under the laws of the State of Nevada on November 14, 1980. It has engaged in various business opportunities during the past nineteen (19) years.

         From March 22, 1990 to October 20, 1998, the Company was in the carwash business located at 6500 South State Street, Murray, Utah. The facilities had eight gas pumps and two tunnels. One tunnel housed the carwash equipment and the second had the automotive interior cleaning equipment. The facility also had a boutique offering convenience items and a waiting room.

         On October 20, 1998, the Company sold its carwash business, real property and operating assets to CWP West Corp. in an all cash sale for $3,160,000.

         Following the sale of the carwash business, the Company was in the all cash position. The Company invested in various securities which resulted in gains in 1999 of $489,123. This amount greatly exceeded earnings that would have been earned if the funds were solely in cash or cash equivalents.

         Since the sale the carwash business, management of the Company has explored business acquisitions and merger candidates. The investigative process has continued into the year 2000 and has resulted in the signing on March 3, 2000 of a non-binding letter of intent to acquire all of the outstanding shares of SunGlobe Fiber Systems Corporation, a Delaware corporation. The due diligence process is in progress and is expected to be completed by April 30, 2000.

ITEM 2.           PROPERTIES

         In September, 1994, Daniel Pentelute, the majority stockholder of the Company, purchased 21 acres of land in Montana. Three days later, the Company purchased a 50% interest in the land from Mr. Pentelute at his cost (50%). The other 50% interest was purchased by Desert Land Enterprises whose sole stockholder is Daniel Pentelute. The cost of the 50% interest was $52,590. In 1998, Desert Land presented the Company with a bill for approximately $42,000 for 50% of the improvements made to the land. The Company agreed to repay these costs as the lots were sold. On July 27, 1999 one of the four remaining lots was sold for $55,500 resulting in a net profit of $6,746 to the Company. The payable to Desert Land Enterprises was reduced by $12,915 leaving a balance at December 31, 1999 of $14,279.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not currently involved in any litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK & RELATED
                  SHAREHOLDERS MATTERS.

         The Company's common stock is traded on the OTC Bulletin Board under the symbol TYME. The information below was provided by Olsen, Payne and Co. of Salt Lake City, Utah and does not necessarily represent prices of actual sales of the Company's common stock, nor does it take into account any brokerage discounts, commissions, or fees. At the close of business on March 28, 2000 the Company had approximately 564 stockholders of record.

         The following table lists the high and low sales price for the common stock of the Company during the two most recent years:

NASDAQ-OTC
                                            High                   Low
                                         Sales Price           Sales Price
         1999     First Quarter      $              .25    $              .25
                  Second Quarter                    .25                   .25
                  Third Quarter                     .25                  .228
                  Fourth Quarter                    .50                 .3125
         1998     First Quarter                   .1875                 .1875
                  Second Quarter                  .5625                 .1875
                  Third Quarter                     .25                   .25
                  Fourth Quarter                   .140                  .125

No dividends have been paid nor are any anticipated in the foreseeable future.

ITEM 6.           MANAGEMENTS DISCUSSION AND ANALYSIS

         a.       Plan of Operation.

         Since the sale of the Carwash business on October 20, 1998, the Company has had no operating business. Comparing operating results from previous years is not meaningful. Management of the Company has and will continue to evaluate new business opportunities.

         In 1999, the Company invested in securities and achieved greater returns than if the monies were invested in the cash or cash equivalent market. For the year 2000, the Company is restricted by the Investment Company Act of 1940 from making investments other than in cash or U.S. Government Securities. Unless the Company is successful in acquiring or merging into an operating business, this restriction will result in lower earnings by the Company for the year 2000. This will partially offset by a reduction of investment expenses and no further expenses from the sale of the carwash.

         On March 3, 2000, the Company announced that it had entered into a non-binding letter of intent to acquire all of the outstanding shares of SunGlobe Fiber Systems Corporation ("SGFS"), a Delaware corporation.

         SGFS is developing the "Maya-1 fiber Network", which combines the technology of undersea fiber optic cable and communication satellites to create a seamless digital Internet and telephony delivery system throughout Central America. The Maya-1 cable is scheduled to become operational in June of 2000 and will be shared by SGFS and other major foreign and domestic Tier 1 International Carriers.

         Under the terms of the agreement, SGFS shareholders will receive 51% of the issued and outstanding shares of the combined companies. The closing of the transaction is dependent on satisfying a number of conditions precedent, including each party completing its due diligence.

         b. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         As of December 31, 1999, the Company had cash and cash equivalents of $421,046 compared to $623,408 as of December 31, 1998, a decrease of $201,362 (32%). The decrease is attributed to a shift from cash to U.S. Government Securities.

         Current assets at December 31, 1999 were $2,041,904 as compared to $1,967,709 as of December 31, 1998, an increase of $74,195 (4%). The increase is attributed to net earnings from 1999.

         Current liabilities as of December 31, 1999 were $105,840 as compared to $247,353 as of December 31, 1998 a decrease of $141,513 (57%). The decrease is attributed to the Company having no operating business. The Company was presented in March, 2000 with a claim as permitted in the Asset Purchase Agreement by and among Car Wash Partners, Inc. and TimeOne, Inc. dated as of August 14, 1998, as amended. The amount has been accrued for as December 31, 1999. The Company has no long- term liabilities as of December 31, 1999 or December 31, 1998.

         Stockholders' equity as of December 31, 1999 was $1,995,154 compared to $1,798,310 as of December 31, 1998 and increase of $196,844 (11%). The increase is due to net income from sale of securities, interest and dividend income.

                                October 20, 1998

         On October 20, 1998 the Company sold its carwash assets and operations, including real property, to CWP West Corporation for $3,160,000. CWP West corporation is a Delaware corporation, whose parent is involved in purchasing carwashes in various locations throughout the United States. The Company netted approximately $1,404,000 from the sale, after paying the mortgage on the real property, expenses to the closing date, and certain adjustments. After the sale, the existing board of Directors resigned and new Directors were appointed. The Company also moved its corporate offices to:

                           631 N.  Stephanie Street, PMB 378
                           Henderson, Nevada 89014
                           (702) 456-8070

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

         Total costs and expenses for the year ended December 31, 1998 were $1,445,027 compared to $1,566,411 for the year ended December 31, 1997. The 1998 figures only include operations through October 19, 1998. On a full year of operations in 1998 costs and expenses would have been somewhat higher than 1997. Total costs and expenses were higher in the following areas, salaries, due to severance pay to key personnel, legal and professional fees relating to the sale of the carwash assets. Net income before taxes for the year ended December 31, 1998 was $526,670 compared to $143,034 as of December 31,1997, an increase of $383,636. Net income per share of the Company's common stock for 1998 was .03 compared to a net income per share of .01 for 1997. The current ratio of the Company as of December 31, 1998 was 7.96 compared to 9.58 as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES.

Operations.

         As of December 31, 1999, the Company's working capital was $1,936,064 and included cash and cash equivalents of $421,046 as compared with $1,720,356 in working capital and $622,408 in cash and cash equivalents at December 31, 1998. During the two years ended December 31, 1999, the cash provided by operating activities more than offset the amount of cash used in the Company's operating activities. The net cash provided by operating activities in these two periods were $332,909 in 1999, and $2,937,806 in 1998.

Investing Activities.

         Net cash used by investing activities was $534,271 for 1999 compared to net cash provided by investing activities of $839,710 in 1998. The primary use of cash in 1999 and 1998 was purchase of securities.

Financing Activities.

         The cash used by the Company's financing activities was $0 in 1999 and $1,745,903 in 1998. The primary use of cash for financing activities has been the reduction in the Company's long term debt.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                 C O N T E N T S


(a) 1. Financial Statements

The following Financial Statements of TimeOne, Inc.
are included in PART II, ITEM 7:
                                                             Page
INDEPENDENT AUDITOR'S REPORT..................................7

FINANCIAL STATEMENTS:

BALANCE SHEET -
December 31, 1999 ............................................8

STATEMENTS OF OPERATIONS -
years ended December 31, 1999 and 1998 .......................9

STATEMENTS OF STOCKHOLDERS' EQUITY -
years ended  December 31, 1999 and 1998 .....................10

STATEMENTS OF CASH FLOWS -
years ended  December 31, 1999 and 1998 .....................11

NOTES TO THE FINANCIAL STATEMENTS ...........................12

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
TimeOne, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of TimeOne, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TimeOne, Inc. at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



                                                       Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS
Salt Lake City, Utah
March 27, 2000


          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                                  TIMEONE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET



                                                                                  December 31,
                                                                                      1999
                                                                                -----------------
               ASSETS
               ------
CURRENT ASSETS:
              Cash                                                              $         421,046
              Accounts receivable - trade                                                     389
              U.S. Government securities, at market value (Note A)                      1,604,725
              Prepaid expenses and supplies                                                15,744
                                                                                -----------------

                                                       TOTAL CURRENT ASSETS             2,041,904

OTHER ASSETS
              Deposit                                                                       2,501
              Montana Land (Note C)                                                        56,589
                                                                                -----------------
                                                                                           59,090
                                                                                -----------------

                                                                                $       2,100,994
                                                                                =================

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
              Accounts payable and payroll and sales taxes                      $         105,840
                                                                                -----------------

                                                  TOTAL CURRENT LIABILITIES               105,840

STOCKHOLDERS' EQUITY:
              Capital stock, common, authorized 100,000,000
               shares of $0.0001 par value; issued and outstanding
               8,266,300 shares in 1999                                                       826
              Additional paid-in capital                                                1,229,336
              Retained earnings                                                           764,992
                                                                                -----------------

                                                 TOTAL STOCKHOLDERS' EQUITY             1,995,154
                                                                                -----------------

                                                                                $       2,100,994
                                                                                =================



See Auditor's Report and Notes to Financial Statements.

                                  TIMEONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31,
                                                            -------------------------------------
                                                                  1999                1998
                                                            -----------------   -----------------
Revenues
              Gain (loss) on sale of securities             $         489,123   $         211,031
              Adjustment of securities to market                        6,678            (163,894)
              Gain on sale of property                                  6,746               5,315
              Loss on sale of equipment                                     0                   0
              Interest and dividends                                   46,018              14,570
              Other                                                       102                   0
                                                            -----------------   -----------------

                                  INCOME FROM CONTINUING
                                 OPERATIONS BEFORE TAXES              548,667              67,022

Administrative expense                                                320,175                   0
Income tax expense                                                      1,933              31,979
Interest expense                                                        9,529                   0
                                                            -----------------   -----------------

                                         NET INCOME FROM
                                   CONTINUING OPERATIONS              217,030              35,043

Discontinued operations-net of  income taxes
              Gain (loss) from discontinued operations
               net of income taxes of $0, $33,137, and
               $7,266 respectively                                    (20,186)           (369,432)
              Gain on disposition, net income taxes
               of $220,000, $0, and $0, respectively
                  Buffs-N-Puffs Car Wash                                    0             609,080
                                                            -----------------   -----------------

                                      INCOME (LOSS) FROM
                                 DISCONTINUED OPERATIONS              (20,186)            239,648
                                                            -----------------   -----------------

                                              NET INCOME    $         196,844   $         274,691
                                                            =================   =================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
            (based on weighted average
              number of shares outstanding)
               From continuing operations                   $             .02   $             .00
               From discontinued operations                               .00                 .03
                                                            -----------------   -----------------

                                  TOTAL INCOME PER SHARE    $             .02   $             .03
                                                            =================   =================

Weighted average number of common
              shares used to compute net income
              per weighted average share                            8,226,300           8,354,900
                                                            =================   =================

See Auditor's Report and Notes to Financial Statements.

                                  TIMEONE, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Additional
                                                         Common Stock                  Paid-in             Retained
                                              Shares               Amount              Capital             Earnings
                                        -----------------     ----------------    -----------------    -----------------
Balances 12/31/97                               8,354,900     $            835    $       1,229,327    $         293,457

Net income for
        year ended 12/31/98                                                                                      274,691
                                        -----------------     ----------------    -----------------    -----------------
Balances 12/31/98                               8,354,900                  835            1,229,327              568,148

Cancel Company stock                              (88,600)                  (9)                   9
Net income for
        year ended 12/31/99                                                                                      196,844
                                        -----------------     ----------------    -----------------    -----------------

Balances 12/31/99                               8,266,300     $            826    $       1,229,336    $         764,992
                                        =================     ================    =================    =================


See Auditor's Report and Notes to Financial Statements.

                                  TIMEONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                                   ---------------------------------
                                                                         1999              1998
                                                                   ---------------    --------------
OPERATING ACTIVITIES
     Net income                                                    $       196,844    $      274,691
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization                                         0           122,950
           Book value of assets sold                                             0         2,318,065
           Decrease in deferred tax asset                                        0            17,000
           Adjust securities to lower of cost or market                     (6,678)          163,894
     Changes in operating assets and liabilities:
           (Increase) decrease in receivables                              300,000          (248,718)
           (Increase) decrease in prepaid expense, supplies
               and deposits                                                (15,744)           50,425
           (Increase) decrease in inventory                                      0            26,300
           Increase (decrease) in accounts payable and
               payroll taxes payable                                        78,487            (6,801)
           (Decrease) Increase in income taxes payable                    (220,000)          220,000
                                                                   ---------------    --------------

                              NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES          332,909         2,937,806

INVESTING ACTIVITIES
     Cost of securities sold                                                     0           551,752
     Purchase of securities                                               (553,135)       (1,368,599)
     Cost of land sold                                                      18,864                 0
     Purchase of property                                                        0           (22,863)
                                                                   ---------------    --------------

                                                  NET CASH (USED)
                                          BY INVESTING ACTIVITIES         (534,271)         (839,710)

FINANCING ACTIVITIES
     Repayment of loans and leases                                               0        (1,745,903)
                                                                   ---------------    --------------

                                           NET CASH (REQUIRED) BY
                                             FINANCING ACTIVITIES                0        (1,745,903)
                                                                   ---------------    --------------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                 (201,362)          352,193
Cash and cash equivalents at beginning of year                             622,408           270,215
                                                                   ---------------    --------------

                                        CASH AND CASH EQUIVALENTS
                                                   AT END OF YEAR  $       421,046    $      622,408
                                                                   ===============    ==============

SUPPLEMENTAL INFORMATION
     Taxes paid                                                    $         1,933    $       14,979
     Interest paid                                                           9,529           203,814



See Auditor's Report and Notes to Financial Statements.

                                  TIMEONE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                December 31, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Interest income is accrued as earned. Gains or losses on the sale of securities are recorded as of the trade date

U.S. Government Securities
U.S. Government securities, as a group, are carried at market value in accordance with FAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At December 31, 1999, an increase of $6,678 was made to adjust to market ($(163,894 decrease was made for 1998).

Income Taxes
No federal income taxes were due for the year ended December 31, 1999. At December 31, 1999, the Company had prepaid income taxes of $15,744.

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

NOTE B - DEVELOPMENT STAGE COMPANY

The Company re-entered the development stage on January 1, 1999, after the sale of its sole operating activity "Buffs-N-Puffs" carwash. Management is currently seeking other business opportunities while earning the maximum return possible on its cash and other liquid assets.

NOTE C - MONTANA LAND

In September, 1994, Daniel Pentelute, the Majority stockholder of the Company, purchased 21 acres of land in Montana. Three days later, the Company purchased a 50% interest in the land from Mr. Pentelute at his cost (50%). The other 50% interest was purchased by Desert Land Enterprises whose sole stockholder is Daniel Pentelute. The cost of the 50% interest was $52,590. In 1998, Desert Land presented the Company with a bill for approximately $42,000 for 50% of the improvements made to the land. The Company agreed to repay these costs as the lots were sold. On July 27, 1999 one of the four remaining lots was sold for $55,500 resulting in a net profit of $6,746 to the Company. The payable to Desert Land was reduced by $12,915 leaving a balance at December 31, 1999 of $14,279.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short maturity periods of these instruments.

NOTE E - SUBSEQUENT EVENTS

On March 3, 2000, the Company signed a non-binding letter of intent to acquire all of the outstanding shares of SunGlobe Fiber Systems Corporation, a Delaware corporation. The due diligence process is expected to be completed by April 30, 2000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                       None.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Identification of Officers and Directors

                  (1) Daniel F. Pentelute, President and Director, resigned March 13, 2000

                  (2) Roy E. Molina, CFO and Director, appointed October 20, 1998, President, appointed March 13, 2000

                  (3) Yolanda Oyler, Secretary and Director, appointed October 20, 1998

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

         (e)      Business experience.

                  (1)      Background

         DANIEL PENTELUTE, 51, President and Director since October 20, 1998 and resigned March 13, 2000. Mr. Pentelute is also the Company's largest and majority shareholder. Mr. Pentelute attended Brigham Young University and the University of Utah between the years of 1967 and 1970. Mr. Pentelute was President and Director of the Company from 1980 to 1985. He has been a consultant to the Company and developed the Buffs'N'Puffs carwash concept. Since 1986 Mr. Pentelute has engaged in the development and management of real property located in the states of Nevada, Utah, and Montana. Mr. Pentelute is also a private investor in various business enterprises and ventures.

         ROY MOLINA, 48, Appointed President March 13, 2000, Chief Financial Officer and Director, since October 20, 1998. Mr. Molina is a Certified Public Accountant, and President of his own firm. Mr. Molina received a Bachelor of Science Degree in Accounting in 1974 and a Masters in Business Taxation Degree in 1976, both from the University of Southern California. Mr. Molina was the CFO of a large privately held carpet manufacturer from 1979 to 1983. Mr. Molina is also a member of various professional accounting organizations.

         YOLANDA OYLER, 47, Secretary and Director since October 20, 1998. Ms. Oyler has been an administrative assistant to Mr. Pentelute since 1987. Ms. Oyler attended Weber State University but did not graduate. Ms. Oyler has worked for various stock brokerage firms before starting to work for Mr. Pentelute.

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

         (g)      Promoters and control persons.

         Daniel Pentelute, President and Director from October 20, 1998 to March 13, 2000, is the Company's largest and majority shareholder.

ITEM 10.          EXECUTIVE COMPENSATION

         None of the officers and directors of the Company received remuneration in excess of $100,000 (One hundred thousand dollars) for the year ended December 31, 1999.

                               REMUNERATION TABLE

                                                                               1999             2000
          NAME                               SERVING AS                    REMUNERATION        PROPOSAL
----------------------------      ----------------------------------   ----------------     -----------
Daniel F.  Pentelute              President, Director                  $             0*              0*
                                  October 1998 - March 13, 2000
Roy E.  Molina                    CFO, Director -October 1998                       0**             0**
                                  President - March 13, 20000
Yolanda Oyler                     Secretary, Director                         12,500***            0***
                                  since October 1998

         * Excludes monthly fee of $4,500 plus out of pocket expenses paid per agreement to Desert Land Enterprises, Inc. a corporation owned 100% by Daniel Pentelute (Also see Item 12). For the year ended December 31, 1999, a bonus of $25,000 was accrued to Desert Land Enterprises, Inc.

         ** Excludes monthly fee of $4,000 paid per agreement to Roy E. Molina Certified Public Accountant, Inc. a corporation owned 100% by Roy E. Molina (Also see Item 12). For the year ended December 31, 1999, a bonus of $12,500 was accrued to Roy E. Molina Certified Public Accountant, Inc.

         *** Excludes compensation paid (salary) by Desert Land Enterprises, Inc., a corporation owned 100% by Daniel Pentelute. For the year ended December 31, 1999, a bonus of $12,500 was accrued to Yolanda Oyler.

                           Employee Stock Option Plan

         NONE.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
                  MANAGEMENT

         (a) Other than management indicated below, the Company knows of no stockholders holding 5% or more of the Company's common stock.

         (b) Security ownership of certain beneficial owners and management as of March 28, 2000.

                                     Name and Address                 Amount and Nature
                                       Of Beneficial                    of Beneficial                Percent of
     Title of Class                        Owner                          Ownership                     Class
------------------------      ------------------------------   ------------------------------    ----------------
Common Stock                  Daniel F. Pentelute                                  4,910,862*                59.4%
                              631 N.  Stephanie Street, PMB 378
                              Henderson, NV 89014

                              Roy E. Molina                                                 0                    0
                              18818 Teller Avenue, #130
                              Irvine, CA 92612

                              Yolanda Olyer                                                 0                    0
                              631 N.  Stephanie Street, PMB 378
                              Henderson, NV 89014

                              All officers and Directors as a class                 4,910,862                59.4%

         * Includes 168,625 shares held by Penex, Inc., a Nevada Corporation and 44,000 shares held by Desert Land Enterprises, Inc., a Nevada Corporation both of which Mr. Pentelute is the sole shareholder.

         (c)      Changes in Control

                  The Company has entered into a letter of intent which, if consummated, would result in a change of control. See Item 6.

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

         (b)      Certain Business Relationships.

                  See Item 12.

         (c)      Indebtedness of Management.

                  NONE.

         (d)      Transaction with promoters.

                  NONE.

ITEM 13.  EXHIBITS AND REPORTS ON  FORM 8-K

a.       Reports on Form 8-K.

         NONE.

b.       Exhibits

         Exhibit Number                     Description of Exhibit
                  10 Letter of Intent dated March 3, 2000 between TimeOne, Inc. and SunGlobe Fiber Systems Corporation


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 4th day of April, 2000.
                                      TimeOne, Inc.


                                      By
                                               Roy E. Molina
                                               President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                 Title                              Date


                           President, CFO, and Director     4/4/2000
Roy E. Molina

                           Secretary and Director           4/4/2000
Yolanda Oyler

Exhibit 10

                                  TimeOne, Inc.
                           631 North Stephanie Street
                               Henderson, NV 89104
                                  702-456-8070


March 3, 2000


Mr. Barry H. Pastemak
President
SunGlobe Fiber Systems Corporation
1550 Sawgrass Corporate Parkway, Suite 370
Sunrise, FL 33323


Dear Mr. Pastemak

         This letter of intent sets forth the understanding of the principal terms upon which TimeOne, Inc. (TOI), with principal address at 631 North Stephanie Street, Henderson, Nevada 89014, proposes to acquire all of the issued and outstanding shares of SunGlobe Fiber Systems Corporation, with principal address at 1550 Sawgrass Corporate Parkway, Suite 370, Sunrise Florida 33323, ("SGFS") in exchange for 51% of TOI after completion of a BUSINESS COMBINATION.
         1. The BUSINESS COMBINATION shall be effected either through a merger, a reverse triangular merger or such other vehicles that will provide tax-free reorganization tax consequences to the SGFS shareholders. At the conclusion of the Business Combination, the current TOI shareholders shall collectively own 49% of TOI and the shareholders of SGFS shall collectively own 51% of TOI. The delivery of shares to SGFS shall be effected by new issuances of stock by TOI or the delivery of shares from existing TOI shareholders or a combination thereof.
         2. The terms and conditions of the proposed Business Combination are to be contained in the Definitive Agreements, which will be satisfactory in all respects, in form and substance, to the parties. It is anticipated that the Definitive Agreements will, among other things:

                  a.       Provide  that upon the  consummation  of the Business
                           Combination TOI will change its name to SGFS;
                  b.       Provide for the delivery of customary legal opinions,
                           closing certificates and other documents;
                  c. Provide that each party shall be responsible for its own costs and expenses, including attorneys' fees, incurred in connection with the transactions comtemplated hereby;
                  d. Provide that the officers and directors of SGFS will be the officers and directors of TOI upon consummation of the Business Compbination;
                  e. Provide that the parties and their affiliates will cooperate in the preparation of, and expeditiously file or provide, any information to governmental authorities, required to effectuate the transactions contemplated hereby, and
                  f. Terms of the purchase of TOI by the shareholders of SGFS are as follows:

                           o The terms of any purchase of TOI stock by SGFS shareholders, the registration rights pertaining thereto and related matters shall be negotiated in good faith and mutually agreed upon in the Definitive Agreement.
                           o SGFS shall provide audited financial statements prepared in accordance with GAAP and Securities Regulation S-X.
                           o Other terms and conditions relating to the transaction e.g. beneficiaries of the cash payment, timing parameters etc. shall be negotiated in good faith and mutually agreed upon prior to preparation and finalization of the Definitive Agreements.

                  g. Provide that the consummation of the transactions contemplated hereby will be subject to conditions customary in transactions similar to those contemplated hereby, including, without limitation, that (i) the representations and warranties contained in the Definitive Agreement will be true and correct in all material respects as of the date they are made and as of the closing date, (ii) the parties shall have obtained all necessary or desirable consents, rulings and approvals from such governmental or non-governmental authorities having jurisdiction including the Federal Communications Commission, the Securities and Exchange Commission and all other state and local regulatory agencies, (iii) the parties shall have obtained all necessary consents pursuant to existing agreements or instruments by which they may be bound; and (iv) the parties shall have compiled with all requisite corporate procedures.

         3. Public announcements regarding the transactions contemplated hereby will be made only with the approval of each party hereto, except as may be required under applicable law (and then only after notice to the other party, to the extent possible).

         4. (a) From the date hereof until the earlier of the closing of the transactions comtemplated hereby or the termination of negotiations between the parties, the parties (and, their designated representatives) will have reasonable access on reasonable advance notice through the personnel, facilities, officers and to all appropriate books and records of each other for purposes of conducting a due diligence investigation with respect to the transactions contemplated hereby.
                  (b) If the transactions contemplated hereby are not consummated, the parties will return all documents, including originals and all copies in their possession, which were obtained hereunder and maintain the confidentiality of any information obtained hereunder in accordance with the terms of paragraph 5.

         5. In the course of the parties due diligence investigation and discussions and negotiations, each party may disclose to the other certain propriety, confidential or other non-public information (collectively, the "Information") relating to its respective business, the proprietary, confidential and non-public nature of which information both parties desire to maintain. Except as herein set forth, not party shall (a) reveal or make known to any person, firm, corporation or entitiy or (b) utilize in its own business or (c) make any other usage of, any information disclosed to it by the other in connection with the discussions and negotiations about mentioned. A party's obligations with respect to any item of information disclosed to it shall terminate if that item of information becomes disclosed in published literature or otherwise becomes generally available to the public; provided, however, that such public disclosure did not result, directly or indirectly, from any act, omission or fault of such party with respect to that item of information. Further, this paragraph shall not apply to any item of information which (i) was independently developed by such party without the use of any information provided to such party, (ii) at the time of disclosure was already generally available to the public, or
                  (iii) at the time of disclosure was already in the possession of the party intending to utilize the item of information and was not acquired by such party, directly or indirectly, for the disclosing party under a confidentiality agreement. All parties agree that the information either it has received or may receive from any other party has been and will be used by the receiving party solely for the limited purpose of its investigation and evaluation of the other party in connection with the potential Business Combination.
         6. It is understood that this letter is merely a non-binding expression of intent, subject to the performance of due diligence by both parties, and no party (nor any of their affiliates) will have any binding obligation liability hereunder or other wise with respect to the transaction contemplated hereby, or any expenses related thereto, except for any obligations or expenses under paragraph 4, 5, and 7 unless and until the Definitive Agreements are duly executed and delivered in a form satisfactory to both parties, and thereafter any binding obligation or liability will only be pursuant to the terms of the Definitive Agreement.
         7. Whether not the transactions contemplated hereby are consummated and except as may be specifically agreed as to particular expenses, each party will pay its own expenses, including those of its accountants, advisors, and counsel, in connection with the transactions contemplated hereby. TimeOne, Inc. will be responsible for any and all liabilities on behalf of the other party for any brokerage or finders fees, including without limitation the fees and expenses of Capital Resources Group LLC, or other compensation in connection with the transactions contemplated hereby.
         8. The parties hereto further acknowledge that (a) SunGlobe Fiber Systems Corp. has disclosed to TimeOne, Inc. that it has an option to purchase a 100% interest in Island Sun Communications, Corp., Campo Rico, Puerto Rico (exhibit C); and said option shall remain in force for a period of one year from February 28, 2000; (b) TOI will have no less than $1.5 million in free available cash upon consummation of the BUSINESS COMBINATION.
         9. This letter may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.
         10. This letter shall be governed by and construed in accordance with the laws of the State of Nevada, without giving effect to any conflicts of law principles.

                             ****Signature Page****

If the foregoing correctly sets forth the understanding between us, please execute this letter and enclosed copies and return them to use at the same address set forth above.
Very truly yours,

TimeOne, Inc.


By:
Roy Molina, Chief Financial Officer

Acknowledged by and agreed as of March 3, 2000
SunGlobe Fiber Systems, Corporation


By:
Barry Pastemak, President