Form 10QSB
period 2000-03-31
TIMEONE INC
filed 2000-05-15
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000
                         COMMISSION FILE NO. 2-70345-NY.

                                  TIMEONE, INC.
             (Exact name of Registrant as specified in its Charter)


         Nevada                                         88-0182534
-------------------------------                   -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                   Identification  Number)

                       631 North Stephanie Street, PMB 378
                               Henderson, NV 89014
                    (Address of Principal Executive Offices)

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

                       Page 1 of 9 consecutively numbered
pages.

                                     PART I

                              FINANCIAL INFORMATION


                  ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         TimeOne, Inc., a development stage company, ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of March 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the three month periods ended March 31, 2000 and 1999. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                  TimeOne, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                                         March 31,
                                                                                           2000
                                                                                    -----------------
Current Assets
   Cash                                                                             $       1,126,496
   Government Securities                                                                      599,250
   Note Receivable                                                                            200,000
   Prepaid Expenses                                                                            15,744
                                                                                    -----------------
                                                            Total Current Assets            1,941,490

Other Assets
   Security Deposits                                                                            2,501
   Montana Property                                                                            56,589
                                                                                    -----------------
                                                              Total Other Assets               59,090
                                                                                    -----------------

                                                                    TOTAL ASSETS    $       2,000,580
                                                                                    =================

                        LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities
   Accounts Payable and Accrued Expenses                                            $          55,840
                                                                                    -----------------
                                                       Total Current Liabilities               55,840

Stockholders Equity
   Capital Stock, Common                                                                          826
   Additional Paid-in Capital                                                               1,229,336
   Retained Earnings                                                                          714,578
                                                                                    -----------------
                                                       Total Stockholders Equity            1,944,740
                                                                                    -----------------

                                         TOTAL LIABILITIES & STOCKHOLDERS EQUITY    $       2,000,580
                                                                                    =================

                                  TimeOne, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                 2000                  1999
                                                                                          ------------------    ------------------
Revenues
   Gain on Sales of Securities                                                            $                0    $          260,667
   Interest and Dividends                                                                             22,192                 5,716
   Miscellaneous income                                                                                    0                   103
   Adjustment of Government Securities to market                                                       1,614                     0
   Unrealized Gain on Securities                                                                           0               136,665
                                                                                          ------------------    ------------------
                                                                           Total Revenue              23,806               403,151

Costs and Expenses
   Interest                                                                                                0                 6,516
   Professional Fees                                                                                  31,506                33,800
   Legal and Accounting                                                                               11,899                   600
   Office and Travel                                                                                  30,815                12,384
                                                                                          ------------------    ------------------
                                                                Total Costs and Expenses              74,220                53,300
                                                                                          ------------------    ------------------

                                                                 NET INCOME BEFORE TAXES             (50,414)              349,851

   Income Taxes                                                                                            0                     0
                                                                                          ------------------    ------------------

                                                   NET INCOME FROM CONTINUING OPERATIONS             (50,414)              349,851

                                            NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS                   0              21,375(1)
                                                                                          ------------------    ----------------

                                                                              NET INCOME  $          (50,414)   $          371,226
                                                                                          ==================    ==================

   (1) Adjustment to income taxes previously accrued.

                                  TimeOne, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders Equity
                                   (Unaudited)

                                                                                                Additional           Retained
                                                                  Common Stock                    Paid-in            Earnings
                                                           Shares              Amount             Capital            (Deficit)
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1995                                 6,113,900  $             611   $       1,120,692  $          121,417

Stock issued for assets                                       2,000,000                200             124,800
Restricted stock issued to employees                            350,000                 35              32,776
   Net Income for year ended
     December 31, 1996                                                                                                     107,831
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1996                                 8,463,900                846           1,278,268             229,248

Cancel Treasury stock                                          (109,000)               (11)            (48,941)
   Net Income for year ended
     December 31, 1997                                                                                                      64,209
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1997                                 8,354,900                835           1,229,327             293,457

   Net Income for year ended
     December 31, 1998                                                                                                     274,691
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1998                                 8,354,900                835            1229,327             568,148

Cancel Company stock                                            (88,600)                (9)                  9
   Net Income for year ended
     December 31, 1999                                                                                                     196,844
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1999                                 8,266,300                826           1,229,336             764,992

   Net Income for quarter ended
     March 31, 2000                                                                                                        (50,414)
                                                     ------------------  -----------------   -----------------  ------------------

Balances at March 31, 2000                                    8,266,300  $             826   $       1,229,336  $          714,578
                                                     ==================  =================   =================  ==================


                                  TimeOne, Inc.
                          (A Development Stage Company)
                      Statement of Consolidated Cash Flows
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                 2000                  1999
                                                                                          ------------------    ------------------
Operating Activities
   Net Income (Loss)                                                                      $          (50,414)   $          371,226
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Accounts Receivable                                                                               389                     0
       Unrealized Gain on Government Securities                                                       (1,614)             (136,665)
       (Increase) Decrease in Receivables                                                           (200,000)              300,000
       Increase (Decrease) in Accounts Payable and Payroll Tax                                       (50,000)                    0
                                                                                          ------------------    ------------------
                                               Net Cash Provided By Operating Activities            (301,639)              534,561

Investing Activities
   Cost of Government Securities Sold                                                              3,809,782             1,368,279
   Purchase of Government Securities                                                              (2,802,693)           (1,563,943)
                                                                                          ------------------    ------------------
                                                   Net Cash Used By Investing Activities           1,007,089              (195,664)
                                                                                          ------------------    ------------------

Increase (Decrease) in Cash and Cash Equivalents                                                     705,450               338,897
Cash and Cash Equivalents at Beginning of Period                                                     421,046               622,408
                                                                                          ------------------    ------------------

                                              Cash and Cash Equivalents at End of Period  $        1,126,496    $          961,305
                                                                                          ==================    ==================


                                  TIMEONE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Interest income is accrued as earned. Gains or losses on the sale of securities are recorded as of the trade date

U.S. Government Securities
U.S. Government securities, as a group, are carried at market value in accordance with FAS #115. Prior to January 1, 1994, the securities were carried at the lower of cost or market. At March 31, 2000, an increase of $1,614 was made to adjust to market.

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

NOTE C - MONTANA LAND

In September, 1994, Daniel Pentelute, the Majority stockholder of the Company, purchased 21 acres of land in Montana. Three days later, the Company purchased a 50% interest in the land from Mr. Pentelute at his cost (50%). The other 50% interest was purchased by Desert Land Enterprises whose sole stockholder is Daniel Pentelute. The cost of the 50% interest was $52,590. In 1998, Desert Land presented the Company with a bill for approximately $42,000 for 50% of the improvements made to the land. The Company agreed to repay these costs as the lots were sold. The balance due at March 31, 2000 was $14,279.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short maturity periods of these instruments.

NOTE E - SUBSEQUENT EVENTS

On March 3, 2000, the Company signed a non-binding letter of intent to acquire all of the outstanding shares of SunGlobe Fiber Systems Corporation, a Delaware corporation. The due diligence process is expected to be completed by May 31, 2000.

NOTE F - NOTE RECEIVABLE

Note receivable from a private corporation represents an unsecured loan of $200,000 dated March 16, 2000 with interest accruing at the published prime rate in the Wall Street Journal. The due date of the note is May 31, 2000.

NOTE G - RELATED PARTY TRANSACTIONS

During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold a one-half interest to the Company at his cost. The other one-half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute.

                                  TIMEONE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000



NOTE G - RELATED PARTY TRANSACTIONS - (continued)

In January of 1999, the Board of Directors of the Company entered into an agreement with Deseret Land Enterprises, Inc., whose sole shareholder is Daniel Pentelute, President (thru March 13, 2000) and majority shareholder of the Company, to provide certain services to the Company on a monthly basis for a fee of $4,500 per month, plus all out of pocket expenses. These services include telephone and fax service, all necessary secretarial services, research into possible business opportunities, and access to various financial publications, websites, and sources. This agreement was approved by the directors having no financial interest in the agreement and is believed to be at or below the prevailing rates for similar services from independent sources.

In January, 1999, the Company entered into a retainer agreement with Roy E. Molina Certified Public Accountant, Inc. to provide all in-house accounting services, tax advice, and other miscellaneous accounting services for a monthly fee of $4,000, including all expenses. Mr. Molina is a Director, President (as of March 13, 2000) and Chief Financial Officer of the Company. This agreement was approved by the Directors having no financial interest in the agreement and is believed to be at our below the prevailing rates for similar services from independent sources.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

         Since the sale of the Carwash business on October 20, 1998 the Company has had no operating business. Comparing operating results from previous years is not meaningful. Management of the Company has and will continue to evaluate new business opportunities.

         On March 3, 2000, the Company announced that it had entered into a non-binding letter of intent to acquire all of the outstanding shares of SunGlobe Fiber Systems Corporation ("SGFS"), a Delaware corporation.

         SGFS is developing the "Maya-1 Fiber Network", which combines the technology of undersea fiber optic cable and communication satellites to create a seamless digital Internet and telephony delivery system throughout Central America. The Maya-1 cable is scheduled to become operational in June of 2000 and will be shared by SGFS and other major foreign and domestic Tier 1 International Carriers. The Company has loaned SGFS $200,000 to help fund the development costs.

         Under the terms of the agreement, SGFS shareholders will receive 51% of the issued and outstanding shares of the combined companies. The closing of the transaction is dependent on satisfying a number of conditions precedent, including each party completing its due diligence. Significant sums have been expended during this quarter on the due diligence process.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TimeOne, Inc.
                                    (A Development Stage Company)


Date:  May 15, 2000                 By:
                                    Roy E. Molina
                                    President