Form 10QSB
period 2000-06-30
SUNGLOBE FIBER SYSTEMS CORP
filed 2000-08-14
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000
                         COMMISSION FILE NO. 2-70345-NY


                       SunGlobe Fiber Systems Corporation
             (Exact name of Registrant as specified in its Charter)


                 Nevada                       88-0182534
                 ------                       ----------
 (State or other jurisdiction of           (I.R.S. Employer
  Incorporation or Organization)          Identification  Number)

1550 Sawgrass Corporate Parkway, Suite 370
 Sunrise, Florida                                           33323
--------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code:(954) 838-0527
                                 --------------

                                  TimeOne, Inc.
                                  (Former name)

631 N.  Stephanie Street, #378, Henderson, Nevada             89014
--------------------------------------------------        ------------
(Former Address of principal executive offices)             (Zip Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1)      Yes:    X        No:

                           (2)      Yes:    X        No:

                Number of Shares Outstanding as of July 31, 2000
                        15,849,592 shares of common stock
         (Indicate Number of Shares Outstanding of Each Class of Common
                       Stock as of the end of the Quarter

                                     PART I

                              FINANCIAL INFORMATION

              ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

SunGlobe Fiber Systems Corporation, formerly known as TimeOne, Inc., (the "Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of June 30, 2000 and the related statements of income and cash flows for the three and six month periods ended June 30, 2000 and June 30, 1999. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company and have not been the subject of independent review. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                       SunGlobe Fiber Systems Corporation
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

ASSETS
Current Assets
   Cash                                                                                        $       1,550,148
   Receivables                                                                                           200,000
                                                                                               -----------------

                                                                                 TOTAL ASSETS  $       1,750,148
                                                                                               =================

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Accounts Payable                                                                            $               0
                                                                                               -----------------
                                                                    Total Current Liabilities                  0

Stockholders Equity
   Capital Stock, Common, $.001 par value                                                                    826
   Additional paid-in capital                                                                          1,229,336
   Retained Earnings                                                                                     569,986
                                                                                               -----------------
                                                                    Total Stockholders Equity          1,800,148
                                                                                               -----------------

   Treasury stock, at cost, 500,000 shares                                                               (50,000)
                                                                                               -----------------

                                                    TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $       1,750,148
                                                                                               =================

                       SunGlobe Fiber Systems Corporation
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                           2000            1999           2000           1999
                                                                       -------------  -------------  --------------  -------------
Revenues
   Gain on Sale of Securities                                          $           0  $     240,626  $            0  $     501,293
   Interest and Dividends                                                     31,585         12,790          53,777         18,506
   Gain on Property Sale                                                      21,948              0          21,948            102
   Unrealized Gain on Securities                                              (1,614)        47,558               0        184,223
                                                                       -------------  -------------  --------------  -------------
                                                        Total Revenue         51,919        300,974          75,725        704,124

Costs and Expenses
   Interest                                                                        0            911               0          7,427
   Professional Fees                                                         126,175         46,587         157,681         80,387
   Legal and Accounting                                                       35,144            650          47,043          1,249
   Office and Travel                                                          35,192         28,062          66,007         40,446
                                                                       -------------  -------------  --------------  -------------
                                              Total Cost And Expenses        196,511         76,210         270,731        129,509
                                                                       -------------  -------------  --------------  -------------

                                       NET INCOME (LOSS) BEFORE TAXES       (144,592)       224,764        (195,006)       574,615

Income Taxes                                                                       0             15               0             15
                                                                       -------------  -------------  --------------  -------------

                                               NET INCOME (LOSS) FROM
                                                CONTINUING OPERATIONS       (144,592)       224,749        (195,006)       574,600

                                                NET GAIN (LOSS) FROM
                                              DISCONTINUED OPERATIONS              0              0               0      21,375 (1)
                                                                       -------------  -------------  --------------  ----------

                                                    NET INCOME (LOSS)  $    (144,592) $     224,749  $     (195,006) $     595,975
                                                                       =============  =============  ==============  =============

   (1) Adjustment to income taxes previously accrued.


                       SunGlobe Fiber Systems Corporation
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                                Additional           Retained
                                                                  Common Stock                    Paid-in            Earnings
                                                           Shares              Amount             Capital            (Deficit)
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1995                                 6,113,900  $             611   $       1,120,692  $          121,417

Stock issued for assets                                       2,000,000                200             124,800
Restricted stock issued to employees                            350,000                 35              32,776
   Net Income for year ended
     December 31, 1996                                                                                                     107,831
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1996                                 8,463,900                846           1,278,268             229,248

Cancel Treasury stock                                          (109,000)               (11)            (48,941)
   Net Income for year ended
     December 31, 1997                                                                                                      64,209
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1997                                 8,354,900                835           1,229,327             293,457

   Net Income for year ended
     December 31, 1998                                                                                                     274,691
                                                     ------------------  -----------------   -----------------  ------------------
Balances at December 31, 1998                                 8,354,900                835            1229,327             568,148

Cancel Company stock                                            (88,600)                (9)                  9
Net income for
   year ended 12/31/99                                                                                                     196,844
                                                     ------------------  -----------------   -----------------  ------------------

Balances 12/31/99                                             8,266,300                826           1,229,336             764,992
   Net Income (Loss) for six months ended
     June 30, 2000                                                                                                        (195,006)
                                                     ------------------  -----------------   -----------------  ------------------

Balances at June 30, 2000                                     8,266,300  $             826   $       1,229,336  $          569,986
                                                     ==================  =================   =================  ==================

                       SunGlobe Fiber Systems Corporation
                          (A Development Stage Company)
                             Statement of Cashflows
                                   (Unaudited)


                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                           2000            1999           2000           1999
                                                                       -------------  -------------  --------------  -------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                   $    (144,592) $     224,749  $     (195,006) $     595,975
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Non-Cash Proceeds from Land Sale                                      (50,000)             0         (50,000)             0
       Cost of Land Sold                                                      56,589              0          56,589              0
       Decrease in Deposits                                                    2,501              0           2,501              0
       Unrealized Gain on Government Securities                                1,614        (47,558)              0       (184,223)
       (Increase) Decrease in Receivables                                                         0        (199,611)       300,000
       (Increase) Decrease in Prepaid Expenses                                15,744              0          15,744              0
       Increase (Decrease) in Accounts Payroll & Payroll Tax                 (55,840)             0        (105,840)             0
                                                                       -------------  -------------  --------------  -------------

                            NET CASH PROVIDED BY OPERATING ACTIVITIES       (173,984)       177,191        (475,623)       711,752

INVESTING ACTIVITIES
   Cost of Government Securities Sold                                        597,636      1,244,381       4,407,418      2,612,660
   Purchase of Government Securities                                               0     (1,312,278)     (2,802,693)    (2,876,221)
                                                                       -------------  -------------  --------------  -------------

                                NET CASH USED BY INVESTING ACTIVITIES        597,636        (67,897)      1,604,725       (263,561)
                                                                       -------------  -------------  --------------  -------------

INCREASE IN CASH & CASH EQUIVALENTS                                          423,652        109,294       1,129,102        448,191

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                     1,126,496        961,305         421,046        622,408
                                                                       -------------  -------------  --------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   1,550,148  $   1,070,559  $    1,550,148  $   1,070,599
                                                                       =============  =============  ==============  =============

                       SunGlobe Fiber Systems Corporation
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements present the financial position of SunGlobe Fiber Systems Corporation (formerly TimeOne, Inc.) as of June 30, 2000, and the results of its operations for the three and six month periods ending June 30, 2000 and 1999.

Revenue Recognition
Interest income is accrued as earned. Gains or losses on the sale of Government securities are recorded as of the trade date.

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

NOTE B - DEVELOPMENT STAGE COMPANY

The Company re-entered the development stage on January 1, 1999, after the sale of its sole operating activity "Buffs-N-Puffs" carwash

NOTE C - MONTANA LAND

In September, 1994, Daniel Pentelute, the Majority stockholder of the Company, purchased 21 acres of land in Montana. Three days later, the Company purchased a 50% interest in the land from Mr. Pentelute at his cost (50%). The other 50% interest was purchased by Desert Land Enterprises whose sole stockholder is Daniel Pentelute. The cost of the 50% interest was $56,589. A parcel consisting of 1/3 of the land was sold during the quarter ended June 30, 2000 for the amount of $28,537. The Company's 50% interest in remaining parcels was sold to Mr. Pentelute on June 30, 2000 in exchange for 500,000 shares of common stock, with an agreed-upon value of $50,000.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short maturity periods of these instruments.

NOTE E - SUBSEQUENT EVENTS

On July 3, 2000 the Company completed a merger with SG FiberCo., acquiring all of its outstanding capital stock in exchange for 8,083,292 newly issued shares of the Company's common stock. The name of TimeOne, Inc. was changed to SunGlobe Fiber Systems Corporation effective on July 6, 2000.

NOTE F - NOTE RECEIVABLE

Note receivable from a private corporation represents an unsecured loan of $200,000 dated March 16, 2000 with interest accruing at the published prime rate in the Wall Street Journal. The due date of the note was May 31, 2000. The note was cancelled as part of the transaction on July 3, 2000 described in Note E.

NOTE G - RELATED PARTY TRANSACTIONS

During 1994, Daniel Pentelute, the major shareholder of the Company, purchased 21 acres of land in Montana and three (3) days later sold a one-half interest to the Company at his cost. The other one-half interest is owned by Desert Land Enterprises, whose sole shareholder is Daniel Pentelute. See Note C regarding disposition of the land.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

         All references to "we", "us", the "company" and "SunGlobe" mean SunGlobe Fiber Systems Corporation, including subsidiaries and predecessors, except where it is clear that the term refers only to SunGlobe Fiber Systems Corporation.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Statements contained in the following "Management's Discussion and Analysis or Plan of Operations" and elsewhere herein that are not statements or descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Words such as "expect," "intends," "believes," "plans," "anticipates" and "likely" also identify forward-looking statements. All forward-looking statements are based on current facts and analyses. Actual results may differ materially from those currently anticipated due to a number of factors including, but not limited to, future capital needs, competition, the need for market acceptance, dependence upon third parties, disruption of vital infrastructure, government regulation and other risks. See the section entitled "MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Risk Factors" for a discussion of some of those risks. Additional information on factors that may affect our business and financial results can be found in our filings with the Securities and Exchange Commission. All forward- looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         Subsequent to the sale of our carwash business on October 20, 1998 and prior to the Merger (as defined below) which was consummated on July 3, 2000, we have had no operating business. Comparing operating results from previous years is not meaningful.

         On June 29, 2000, we entered into a Merger Agreement (the "Merger Agreement"), among ourselves, SunGlobe Acquisition, Inc., a Delaware corporation and our wholly-owned subsidiary (the "Subsidiary"), and SG Fiber Co. (formerly known as SunGlobe Fiber Systems Corporation), a Delaware corporation, pursuant to which the Subsidiary would merge with and into SG Fiber Co. (the "Merger"), with SG Fiber Co. as the surviving corporation. Prior to the Merger, SG Fiber Co. was a wholly-owned subsidiary of SunGlobe Telecom, Inc., a Florida corporation ("Telecom"), 71% of the capital stock of which is owned by Barry H. Pasternak. Pursuant to the terms of the Merger Agreement, we issued to Telecom 8,083,292 newly issued shares of our common stock in exchange for all of the capital stock of SG Fiber Co. The transaction resulted in SG Fiber Co. owning a majority of our outstanding capital stock and thereby gaining voting control of the company.

         On June 30, 2000, as a condition to the closing of, the Merger, we sold our interest in a parcel of real property located in Montana to Daniel Pentelute ("Pentelute"), the majority stockholder and co-owner of the Montana property through his wholly-owned company, in exchange for 500,000 shares of our common stock owned by Pentelute, which shares became treasury stock. The purchase price for the property was negotiated at arms-length between the parties.

         SG Fiber Co. has recently entered into an agreement with the Maya-1 Cable System ("Maya-1") pursuant to which it has agreed to purchase a 0.67% ownership interest in the Maya-1 fiber cable system and to contribute to the development costs of the system based on its ownership interest percentage. Maya-1 is a development-stage fiber optic submarine cable system designed to provide telecommunications capacity in the Caribbean region. The Maya-1 system is currently in its final stages of construction. When completed, it is expected to provide fiber optic cable links among the United States, Mexico, Honduras, Costa Rica, Panama, Colombia and the Cayman Islands. The system is currently scheduled to become operational in the third quarter of 2000.

         The only other asset of SG Fiber Co. is all of the capital stock of Island Sun Communications Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico ("Island Sun"). Island Sun=s only asset was a ten-year lease and option agreement for a largely undeveloped tract of land in Puerto Rico. The lease permits Island Sun to use the property for office space and for the proposed installation and operation of telecommunications antennas and related facilities. Island Sun has an option to extend the lease for two five-year renewal terms and also has an option to purchase the property for $250,000.

CHANGES IN FINANCIAL CONDITION

As of June 30, 2000, we had current assets of $1,750,148 compared to $2,041,904 as of December 31, 1999. Cash increased $1,129,102 from $421,046 as of December 31, 1999 to $1,550,148 as of June 30, 2000. The increase is due to sale of Government securities and collection of receivables. Current liabilities decreased $105,840 as of December 31, 1999 to $0 as of June 30, 2000. The decrease is due to payment of income taxes and accounts payable.

CHANGES IN THE RESULTS OF OPERATIONS

We are no longer in the carwash business, so comparing operating results from previous quarters is not meaningful. We currently derive all revenue from sales of assets, interest, and dividends earned. Our revenues for the six months ended June 30, 2000 were $75,725.

We incurred costs and expenses of $270,731 for the six months ended June 30, 2000. The majority of these expenses consisted of office expenses, travel, and consulting fees.

We had a net loss of $(195,006) for the six months ended June 30, 2000. Net loss per share was $(.02) for the period.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, we had cash and government securities of $1,550,148. It is anticipated that, subsequent to the closing of the Merger, we will incur significant expenses in the areas of contributions to the Maya-1 project, operations and website development geared towards expanding our business and increasing revenues. These efforts will require us to secure additional financing sources. Additionally, we cannot be sure that we will generate sufficient revenues to ever achieve or sustain profitability.

RISK FACTORS

Early Stage Company; Risk of Unsuccessful Business Development

         We have no business other than SG Fiber Co. SG Fiber Co., was formed in February 2000, and has no significant operating history to review in evaluating its business. We have no assets other than the minimum investment units purchased in connection with Maya-1 and, through Island Sun, the lease of the Puerto Rico site. We may not succeed in the development of the business opportunities described above due to many factors including, but not limited to, the inability to market bandwidth and capacity, the inability to properly develop the Puerto Rico site, the failure to obtain the proper permits and regulatory licenses and approvals, the inability to raise additional capital required to support development of facilities, the inability to attract an adequate management team and the other factors mentioned below.

Uncertainty of Future Profitability

         We have no revenues to date from the Maya-1 project. We expect to continue to incur significant development, construction, sales and marketing, and administrative expenses before any significant revenues are achieved. There can be no assurance that our business strategy will be successful or that it will ever achieve significant revenues or profitability. In the event we can achieve significant revenues or profitability, there can be no assurance that it will be able to consistently sustain or increase such revenues on a quarterly or annual basis in the future.

Need for Future Capital; Uncertainty of Additional Funding

         The development of our business opportunities will require substantial capital expenditures, in particular a required capital contribution to the Maya-1 project with respect to our purchase of an ownership percentage in Maya-1 and further construction expenditures. In addition, we may incur expenses for the construction of a teleport in Puerto Rico, obtaining the appropriate licenses and permits, and marketing services to customers. Finally, we may consider the acquisition of other telecommunications assets or companies, and any such acquisition would increase our capital requirements. We expect to incur negative cash flow from operations for the foreseeable future. We may not be able to obtain adequate financing to fund our development and operations, and any additional financing it obtains may be on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce or eliminate one or more of our development opportunities or to enter into collaborative arrangements on terms that are not favorable to us. Any of these events would adversely affect our business.

Dependence upon Network Infrastructure; Risk of System Failure; Security Risks

         Our success in marketing our services to other users requires that we provide superior reliability, capacity and security via our transmission assets. Our transmission assets will be subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors, certain of which may cause interruptions in service or reduced capacity for the customers. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on our business.

Dependence on Rights-of-Way and Other Third Party Agreements

         In order to market telecommunication services, we must obtain rights to utilize underground conduit and aerial pole space and other rights-of-way, as well as, fiber and satellite capacity from other entities. There can be no assurance that we will be able to obtain such rights and contractual arrangements with third parties needed to implement our business plan on acceptable terms. The inability to obtain such rights-of-way or secure such third party arrangements would have a material adverse effect our business.

Effect of Regulation

         To develop our telecommunications business opportunities, we will be subject to substantial federal, state and local regulation in the U.S. and abroad. There can be no assurance that we will be able to obtain the proper permits, authorizations, licenses and consents required for our planned operations.

Competition

         We intend to operate in a highly competitive environment. Most of our actual and potential competitors have substantially greater financial, technical, marketing and other resources (including brand name recognition) than we possess. Also, the continuing trend toward business alliances in the telecommunications industry and the absence of substantial barriers to entry in the data and Internet service markets could give rise to significant new competition. There can be no assurance that we will either identify or be able to consummate the right strategic alliances with other participants, particularly those with greater resources and longer operating histories, in the competitive market.

Impact of Technological Change

         The telecommunications industry is subject to rapid and significant technological change that could materially affect the continued use of fiber optic cable, satellites or the electronics that we intend to utilize. Future technological changes, including changes related to the emerging wireline and wireless transmission and switching technologies and Internet-related services and technologies, could have a material adverse effect on our business.

         The market for telecommunications services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. There can be no assurance that we will successfully identify new service opportunities and develop and bring new services to market. Our pursuit of necessary technological advances may require substantial time and expense, and there can be no assurance that we will succeed in adapting our business to alternate access devices, conduits and protocols.

Management of Growth

         Subject to the sufficiency of our cash resources, we intend to expand our business rapidly. Our future performance will depend, in large part, upon our ability to implement and manage our growth effectively. Our growth may place a significant strain on our administrative, operational and financial resources. We anticipate that, if successful in expanding our business, we will be required to recruit and hire successfully a substantial number of new managerial, finance, accounting and support personnel and to integrate our new managers and staff. Failure to retain and attract additional management personnel who can manage our growth effectively would have a material adverse effect on our growth. To manage our growth successfully, we will also have to improve and upgrade operational, financial, accounting and information systems, controls and infrastructure as well as expand, train and manage our employee base. In the event we are unable to do so, our business could be materially adversely affected.

                                    PART II.

                               OTHER INFORMATION

ITEM 5.           OTHER MATTERS

         On July 3, 2000, we completed the Merger, and subsequently relocated our principal place of business from Henderson, Nevada to Sunrise, Florida, the principal place of business of SG Fiber Co. On the same date, we also entered into an employment agreement with Barry H. Pasternak, the president and chief executive officer of SG Fiber Co., to serve in the same capacity with our company.

          On July 6, 2000 we changed our legal name from TimeOne, Inc. to SunGlobe Fiber Systems Corporation.

ITEM 6.           EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits

                    10.1 Employment Agreement, dated July 3, 2000 between TimeOne, Inc. and Barry H. Pasternak.

         (b)      Reports on Form 8-K
                  The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                  Exhibit Index

                    10.1 Employment Agreement, dated July 3, 2000 between TimeOne, Inc. and Barry H. Pasternak.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SunGlobe Fiber Systems Corporation
                                  (A Development Stage Company)


Date: August 14, 1999             By:
                                     --------------------------
                                  Barry H. Pasternak
                                  President and CEO
                                  (Acting Chief Financial Officer)

EXHIBIT 10.1

                                                                  Execution Copy

                              EMPLOYMENT AGREEMENT

                  EMPLOYMENT AGREEMENT (this "Agreement") dated as of July 3, 2000, between TimeOne, Inc., a Delaware corporation with its principal office located as of the date hereof at 631 North Stephanie Street, #378, Henderson, Nevada 89014 (the "Company"), and Barry H. Pasternak, an individual resident of the State of Florida, (the "Executive").

                 WHEREAS, the Company pursuant to the Merger Agreement, dated as of June 29, 2000 (the "Merger Agreement"), has acquired, effective simultaneously with the execution hereof, all of the issued and outstanding shares of capital stock of SunGlobe Fiber Systems Corporation (the "Target"), a Delaware corporation, of which Executive was, prior to such acquisition, the President and Chief Executive Officer; and

                  WHEREAS, the Company desires to retain the services of the Executive as its Chief Executive Officer, and the Executive desires to be employed by the Company, on the terms and subject to the conditions set forth in this Agreement.

                  NOW, THEREFORE, in consideration of the premises, the mutual agreements set forth herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties agree as follows:


             1. Employment. The Company hereby employs the Executive, and the Executive accepts such employment and agrees to perform services for the Company, for the period and upon the other terms and conditions set forth in this Agreement.


             2.   Term.  Unless terminated at an earlier date in accordance with
Section 5 of this Agreement, the term of the Executive's employment hereunder shall be for a period of three years, commencing as of the date hereof. Thereafter, the term of this Agreement shall be automatically extended for successive one-year periods unless either party elects by written notice to the other party given at least 30 days prior to the expiration of the then-current initial or extension term, not to extend the term of this Agreement.


             3. Position and Duties. During Executive's employment under this Agreement, Executive (i) shall serve as an Executive of the Company with the title and position of President and Chief Executive Officer, reporting to the Board of Directors of the Company, (ii) shall have general supervisory responsibility in such capacity over the business and affairs of the Company, as well as such other responsibilities as may be specified from time to time by the Board of Directors of the Company, consistent with the Executive's position and general area of experience and skills, provided, that in all cases Executive shall be subject to the oversight and supervision of the Board of Directors of the Company in the performance of his duties, (iii) upon the request of the Board of Directors of the company, shall serve as an officer and/or director of any of the Company's subsidiaries, and (iv) shall render all services reasonably incident to the foregoing. Executive hereby accepts such employment, agrees to serve the Company in the capacities indicated, and agrees to use Executive's best efforts in, shall devote Executive's full skill and energies to the advancement of the interests of the Company and its subsidiaries and the performance of Executive's duties and responsibilities hereunder, and shall devote such of Executive's working time and attention to the performance of the foregoing as Executive may determine to be reasonable from time to time. Such duties will be performed from, and the Company agrees that it shall promptly relocate its executive offices to, the executive offices of the Target (currently located at 1550 Sawgrass Corporate Parkway, Suite 370, Sunrise, FL 33323). The Company acknowledges that Executive is currently, and intends to remain as, the President and Chief Executive Officer of SunGlobe Telecom, Inc. ("Telecom"), that the performance of Executive's duties to Telecom shall require a substantial amount of his working time and attention on an ongoing basis, and that Telecom engages in and may in the future engage in activities which are substantially similar to the proposed business activities of the Company; and the Company agrees that Executive shall be required to devote to the Company only such of his working time and attention to the interests of the Company and the performance of his duties and responsibilities hereunder as he reasonably believes from time to time is consistent with the interests of each of the Company and Target and his duties and responsibilities to each of the Company and Target. Nothing herein shall be construed as preventing Executive from engaging in religious, charitable or other community or non-profit activities that do not impair Executive's ability to fulfill Executive's duties and responsibilities under this Agreement.


              4.  Compensation.



              (a) Base Salary. As compensation in full for all services to be rendered by the Executive under this Agreement, the Company shall pay to the Executive a base salary of $150,000, less deductions and withholdings, which salary shall be paid on a monthly basis in arrears in accordance with the Company's normal payroll procedures and policies. The compensation payable to the Executive during each year after the first year of the Executive's employment shall be established by the Company's Board of Directors following an annual performance review, but in no event shall the salary for any subsequent year be less than the salary in effect for the prior year as adjusted for increases based on a cost of living factor to be calculated by the Company. The cost-of-living factor shall consist of a fraction, the numerator of which shall be the most recently determined cost-of-living index when the calculation is made, and the denominator of which shall be the most recently determined cost-of-living index prior to the date hereof. The cost-of-living indices required for this calculation shall be obtained from the Consumer Price Index published by the Bureau of Labor Statistics of the United States Department of Labor. In any year in which such index is not available, the parties shall mutually agree on some similar criterion consistent with the intent of this provision.



              (b) Incentive Compensation. In addition to the base salary, the Executive shall be eligible to participate in any bonus or incentive compensation plans that may be established by the Board of Directors of the Company from time to time applicable to the Executive.



             (c) Stock Options. As soon as practicable after the closing of the Merger, the Company shall grant to the Executive, for no additional consideration, an option to purchase a number of shares equal to 2.5% of the Company's issued and outstanding common stock on a fully-diluted basis, immediately after the effective date of the Merger, at an exercise price of $[5.00] per share. Such options shall vest, subject to Section 5(e) hereof, in equal proportions over the three-year period commencing as of the date hereof. All vested options shall be exercisable, subject to Section 5(e) hereof, at any time prior to the expiration of 10 years hereof, and shall otherwise be subject to such terms and conditions as shall be reasonably acceptable to the Executive and consistent with the provisions hereof.



             (d) Participation in Benefit Plans. While the Executive is employed by the Company, the Executive shall also be eligible to participate in all employee benefit plans or programs of the Company to the extent that the Executive meets the requirements for each individual plan. The Company provides no assurance as to the adoption or continuance of any particular employee benefit plan or program, and the Executive's participation in any such plan or program shall be subject to the provisions, rules and regulations applicable thereto. Notwithstanding any provisions of the Company's benefit plans or programs to the contrary, the Executive shall be entitled to a vacation period of four weeks and two weeks per year as sick leave, during which period all salary, compensation and benefits, and other rights to which Executive is entitled hereunder, shall be provided in full.



              (e) Expenses. The Company will pay or reimburse the Executive for all reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties under this Agreement, subject to the Company's normal policies for expense verification.


               5. Termination of Employment.
                  -------------------------



             (a) Grounds for Termination. The Executive's employment shall terminate prior to the expiration of the initial term set forth in Section 2 or any extension thereof in the event that at any time:

                  (i)               The Executive dies,

                  (ii) The Executive becomes "disabled," so that he cannot perform the essential functions of his position with or without reasonable accommodation,

                  (iii) The Board of Directors of the Company elects to terminate this Agreement for "cause" and notifies the Executive in writing of such election,

                  (iv) The Board of Directors of the Company elects to terminate this Agreement without "cause" and notifies the Executive in writing of such election, or

                  (v)               The  Executive   elects  to  terminate  this
                                    Agreement   and   notifies  the  Company  in
                                    writing of such election.

If this  Agreement is  terminated  pursuant to clause (i), (ii) or (iii) of this
Section 5(a), such termination shall be effective immediately. If this Agreement is terminated pursuant to clause (iv) or (v) of this Section 5(a), such termination shall be effective 30 days after delivery of the notice of termination.

                  (b)      "Cause" Defined.  "Cause" means:

                  (i) The Executive has engaged in willful and material misconduct, including willful and material failure to perform the Executive's duties as an officer or employee of the Company and has failed to cure such default within 30 days after receipt of written notice of default from the Company,

                  (ii)              The   Executive    has   committed    fraud,
                                    misappropriation    or    embezzlement    in
                                    connection with the Company's business, or

                  (iii) The Executive has been convicted or has pleaded nolo contendere to criminal misconduct (except for parking violations and occasional minor traffic violations).

                  (c) "Disabled" Defined. "Disabled" means any mental or physical condition that renders the Executive unable to perform the essential functions of his position, with or without reasonable accommodation, for a period in excess of six months.

                  (d) Salary Continuation. If the Executive's employment by the Company is terminated by the Company pursuant to clause (ii) or (iv) of Section 5(a), the Company shall continue to pay to the Executive his base salary (less any payments received by the Executive from any disability income insurance policy provided to him by the Company) and shall continue to provide health insurance benefits for the Executive through the earlier of (a) the date that the Executive has obtained other full-time employment, or (b) twelve months from the date of termination of employment. If this Agreement is terminated pursuant to clauses (i), (iii) or (v) of Section 5(a), the Executive's right to base salary and benefits shall immediately terminate, except as may otherwise be required by applicable law. In either event, if the Executive's employment by the Company terminates within six months of the end of any fiscal year of the Company, the Executive shall also be entitled to receive a pro rata portion (based on the number of days of employment during that fiscal year) of any bonus payment that would have been payable to him for that fiscal year pursuant to
Section 4(b) if the Executive had been in the employ of the Company for the full fiscal year. No bonus will be payable to the Executive with respect to any fiscal year in which the Executive was employed by the Company for less than six months or with respect to any fiscal year after the fiscal year in which the Executive's employment terminated.

                  (e) Exercise of Stock Options. If the Executive's employment by the Company is terminated by the Company pursuant to clause (i), (ii) or (iv) of Section 5(a), all options granted to the Executive shall vest immediately on such date of termination. In the event the Executive's employment by the Company is terminated pursuant to clause (iii) or (v) of Section 5(a), all options granted to the Executive which have vested as of the date of termination shall terminate one year after the date of such termination.

         6.       Miscellaneous.

                  (a) Indemnification. The Company shall indemnify, defend and hold harmless the Executive from and against all claims, losses, expenses, fees (including attorneys' and expert witnesses' fees), costs and judgments, to the extent such costs are not covered by the Company's directors and officers insurance policy, that may be asserted against the Executive (a) that result from any acts or omissions of the Company or the Executive solely in his role as president and chief executive officer of the Company and (b) that are not related to any act of gross negligence or malfeasance on the part of the Executive.

                  (b)   Disability   Insurance.   The  Company  shall  obtain  a
disability insurance policy. The Executive shall be covered by this disability insurance policy.

                  (c) Directors and Officer Insurance. The Company shall obtain a director and officer insurance policy. The Executive shall be covered by the director and insurance policy.

                  (d) Entire Agreement. This Agreement (including the exhibits, schedules and other documents referred to herein) contains the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes any prior understandings, agreements or representations, written or oral, relating to the subject matter hereof.

                  (e) Counterparts. This Agreement may be executed in separate counterparts, each of which will be an original and all of which taken together shall constitute one and the same agreement, and any party hereto may execute this Agreement by signing any such counterpart.

                  (f) Severability. Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law but if any provision of this Agreement is held to be invalid, illegal or unenforceable under any applicable law or rule, the validity, legality and enforceability of the other provision of this Agreement will not be affected or impaired thereby. In furtherance and not in limitation of the foregoing, should the duration or geographical extent of, or business activities covered by, any provision of this Agreement be in excess of that which is valid and enforceable under applicable law, then such provision shall be construed to cover only that duration, extent or activities which may validly and enforceably be covered. The Executive acknowledges the uncertainty of the law in this respect and expressly stipulates that this Agreement be given the construction which renders its provision valid and enforceable to the maximum extent (not exceeding its express terms) possible under applicable law.

                  (g) Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives and, to the extent permitted by subsection (e), successors and assigns.


                  (h) Assignability. Neither this Agreement nor any right, remedy, obligation or liability arising hereunder or by reason hereof shall be assignable (including by operation of law) by either party without the prior written consent of the other party to this Agreement, except that the Company may, without the consent of the Executive, assign its rights and obligations under this Agreement to any corporation, firm or other business entity with or into which the Company may merge or consolidate, or to which the Company may sell or transfer all or substantially all of its assets, or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by, or is under common ownership with, the Company. After any such assignment by the Company, the Company shall be discharged from all further liability hereunder and such assignee shall thereafter be deemed to be the Company for the purposes of all provisions of this Agreement including this
Section 11.

                  (i) Modification, Amendment, Waiver or Termination. No provision of this Agreement may be modified, amended, waived or terminated except by an instrument in writing signed by the parties to this Agreement. No course of dealing between the parties will modify, amend, waive or terminate any provision of this Agreement or any rights or obligations of any party under or by reason of this Agreement. No delay on the part of the Company in exercising any right hereunder shall operate as a waiver of such right. No waiver, express or implied, by the Company of any right or any breach by the Executive shall constitute a waiver of any other right or breach by the Executive.

                  (j) Notices. All notices, consents, requests, instructions, approvals or other communications provided for herein shall be in writing and delivered by personal delivery, overnight courier, mail, electronic facsimile or e-mail addressed to the receiving party at the address set forth herein. All such communications shall be effective when received.

    TimeOne, Inc.                         Barry H. Pasternak
    631 North Stephanie Street, #378      c/o SunGlobe Fiber Systems Corporation
    Henderson, Nevada 89014               1550 Sawgrass Corporate Parkway
    Attention: Chairman of the            Suite 370
    Board of Directors                    Sunrise, FL 33323

         Any party may change the address set forth above by notice to each other party given as provided herein.

                  (k) Headings. The headings and any table of contents contained in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

                  (l) Governing Law. ALL MATTERS RELATING TO THE INTERPRETATION, CONSTRUCTION, VALIDITY AND ENFORCEMENT OF THIS AGREEMENT SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF DELAWARE, WITHOUT GIVING EFFECT TO ANY CHOICE OF LAW PROVISIONS THEREOF.

                  (m) Third-Party Benefit. Nothing in this Agreement, express or implied, is intended to confer upon any other person any rights, remedies, obligations or liabilities of any nature whatsoever.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth in the first paragraph.

                                         TIMEONE, INC.


                                         By:_____________________________
                                              Roy Molina, President


                                         ----------------------------------
                                         BARRY H. PASTERNAK