Form 10QSB/A
period 2000-06-30
SUNGLOBE FIBER SYSTEMS CORP
filed 2000-08-16
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

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


This amended Form 10-QSB is being filed to reflect the signature of the principalofficer of the Registrant, which was inadvertently omitted from the original filing. The remaining information in this amended Form 10-QSB has not been amended to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-QSB relates.

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

                                  SunGlobe Fiber Systems Corporation
                                  (A Development Stage Company)


Date: August 16, 2000             By:/s/ Barry H. Pasternak
                                     --------------------------
                                  Barry H. Pasternak
                                  President and CEO
                                  (Acting Chief Financial Officer)

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

                                         TIMEONE, INC.


                                         By:/s/ Roy Molina
                                              Roy Molina, President

                                        /s/ Barry H. Pasternak
                                         ----------------------------------
                                         BARRY H. PASTERNAK