Form 10QSB
period 2000-09-30
SUNGLOBE FIBER SYSTEMS CORP
filed 2000-11-14
CIK 350133

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NO. 2-70345-NY.

                       SUNGLOBE FIBER SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its Charter)


           Nevada                                         88-0182534
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

                   1550 Sawgrass Corporate Parkway, Suite 370
                                Sunrise, FL 33323
                    (Address of Principal Executive Offices)

                                 (954) 838-0527
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes:  X  No:

                               (2) Yes:  X  No:

              Number of Shares Outstanding as of November 13, 2000:
                        15,849,592 shares of common stock

                    Page 1 of__ consecutively numbered pages.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         SunGlobe Fiber Systems Corporation, a development stage company, ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of September 30, 2000 and the related unaudited statements of income, stockholders' equity, and cash flows for the three month periods ended September 30, 2000 and the period from March 3, 2000 (Inception) through September 30, 2000. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.

                                      INDEX

                                                                                        Page
FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,
       2000 (UNAUDITED) AND JUNE 30, 2000                                                 4

     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
       THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND FROM
       MARCH 3, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2000                            5

     UNAUDITED STATEMENT OF SHAREHOLDER'S EQUITY FOR
       THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION) TO
       SEPTEMBER 30, 2000                                                                 6

     UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS FOR
       THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION) To
       SEPTEMBER 30, 2000                                                                 7

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                               8 - 12







                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                  September 30,           June 30,
                                                                      2000                 2000
                                                                      ----                 ----
                                                                  (Unaudited)
Current assets
     Cash                                                         $   903,081         $    23,668

Fixed assets
     Equipment, net                                                 1,209,707              19,273
                                                                  -----------         -----------
                  Total assets                                    $ 2,112,788         $    42,941
                                                                  ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICT

Current liabilities
     Accounts payable and accrued liabilities                     $ 1,482,063         $   203,501
     Note payable and accrued interest                                     --             205,310
     Related party payable                                             36,214              86,213
                                                                  -----------         -----------
                  Total current liabilities                         1,518,277             495,024

Shareholders' equity
     Common stock, par value $0.0001; 100,000,000 shares
       authorized, 15,849,592 issued and outstanding
       at September 30, 2000.
       Par value $0.01; 1,000 shares authorized, 100
       issued and outstanding at June 30, 2000                          1,584                   1
     Additional paid-in capital                                     2,484,974                  99
     Deferred stock option compensation                              (601,000)                 --
     Accumulated deficit during the development stage              (1,291,047)           (452,183)
                                                                  -----------         -----------
                                                                      594,511            (452,083)
                                                                  -----------         -----------
                                                                  $ 2,112,788         $    42,941
                                                                  ===========         ===========

The accompanying notes are an integral part of these statements.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND FROM MARCH 3, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2000

                                                                             March 3, 2000
                                                        July 1, 2000           (Date of
                                                              to             Inception) to
                                                        September 30,        September 30,
                                                             2000                 2000
                                                             ----                 ----
Revenues                                                $         --         $         --
                                                        ------------         ------------
Expenses
     General and administrative                              241,293              417,151
     Merger costs                                            439,500              619,579
     Management agreement with SunGlobe
       Telecom - related party                               115,000              210,000
     Stock option compensation                                55,000               55,000
     Depreciation expense                                      1,247                2,494
                                                        ------------         ------------
                  Loss from operations                      (852,040)          (1,304,224)
Interest income                                               13,177               13,177
                                                        ------------         ------------
                  Loss before income tax benefit            (838,863)          (1,291,047)
Income tax benefit                                                --                   --
                                                        ------------         ------------
                  Net loss                              $   (838,863)        $ (1,291,047)
                                                        ============         ============
Loss per share                                          $      (0.05)        $      (0.19)
                                                        ============         ============
Weighted average shares outstanding                       15,849,592            6,792,739
                                                        ============         ============

The accompanying notes are an integral part of these statements.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

              FOR THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

                                  Common Stock            Additional       Deferred
                          ---------------------------       Paid-In       Stock Option    Accumulated
                             Shares          Amount         Capital       Compensation       Deficit           Total
                          -----------     -----------     -----------     -----------      -----------      -----------
Balance at
  March 3, 2000
  (date of inception)             100     $         1     $        99     $        --      $        --      $       100
Merger with
  TimeOne, Inc.
  on July 3, 2000          15,849,492           1,583       1,828,875              --               --        1,830,458
Stock options                      --              --         656,000        (601,000)              --           55,000
Net loss for the
  period                           --              --              --              --       (1,291,047)      (1,291,047)
                          -----------     -----------     -----------     -----------      -----------      -----------
Balance at
  September 30, 2000       15,849,592     $     1,584     $ 2,484,974     $  (601,000)     $(1,291,047)     $   594,511
                          ===========     ===========     ===========     ===========      ===========      ===========

The accompanying notes are an integral part of this statement.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

                                                                                          September 30,
                                                                                              2000
                                                                                          -----------
Cash flows from operating activities:
     Net loss                                                                             $(1,291,047)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Stock option compensation                                                             55,000
         Merged costs paid for in common stock                                                 75,000
         Depreciation expense                                                                   2,494
         Changes in assets and liabilities:
              Increase in accounts payable                                                    290,382
              Increase in related party payable                                                36,214
                  Net cash used in operating activities                                      (831,957)
                                                                                          -----------
Cash flows from investing activities:
     Purchase of equipment                                                                    (20,520)
                                                                                          -----------
                  Net cash used in investing activities                                       (20,520)
                                                                                          -----------
Cash flows from financing activities:
     Proceeds from stock issuance                                                                 100
     Proceeds from merger                                                                   1,755,458
                  Net cash provided by financing activities                                 1,755,558
                                                                                          -----------
Net increase in cash and cash equivalents                                                     903,081
Cash and cash equivalents - beginning of period                                                    --
                                                                                          -----------
Cash and cash equivalents - end of period                                                 $   903,081
                                                                                          ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                                                         $        --
                                                                                          ===========
         Taxes                                                                            $        --
                                                                                          ===========

The accompanying notes are an integral part of these statements.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
              FOR THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

NOTE A - NATURE OF COMPANY'S DEVELOPMENT STAGE ACTIVITIES

     SunGlobe Fiber Systems Corporation and Subsidiary (the "Company") was originally incorporated as a Delaware corporation on March 3, 2000. The Company is in the fiber optics telecommunication industry and has recently entered into an agreement with Maya-1 Cable System Project ("Maya-1"). The Maya-1 agreement calls for the Company to purchase a 0.67% ownership interest and make a pro rata contribution to the development costs of the system based on its ownership percentage. Maya-1 provides fiber optics telecommunications capacity between the United States, Mexico, Honduras, Costa Rica, Panama, Colombia and the Cayman Islands.

     The system became operational on October 23, 2000.

     The Company has no revenues to date from Maya-1 and expects to continue to incur significant development, construction, sales, marketing, and administrative expenses before any significant revenues are achieved. The Company will be subject to federal, state and local regulation in the United States and abroad to obtain rights to utilize underground conduit and aerial pole space and other rights-of-way, as well as, fiber and satellite capacity from other entities.

     The fiber optic and satellite systems being utilized by the Company are designed to provide continued service for periods in excess of 15 years with no major technological changes. It is understood that the technology used within the fiber and satellite system will significantly change over that period, but equipment purchased in 2000 will be able to support service into the future.

     The Company has received two invoices totaling $1,151,554 for their share of construction costs for the Maya-1 Cable System. The amount is included in accounts payable and fixed assets on the Company's September 30, 2000 balance sheet. These invoices were due on October 5, 2000 and as of November 14, 2000 have not yet been paid. According to the Maya-1 agreement, interest accrues on the unpaid balance at 200% of the prime rate.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
              FOR THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

NOTE B - MERGER

     On July 3, 2000, the Company completed a merger with TimeOne, Inc. The merger was effected by the Company selling all of its outstanding capital stock in exchange for 8,083,292 newly issued shares of TimeOne, Inc.'s common stock. For accounting purposes, the acquisition will be treated as a recapitalization of the Company with the Company as the acquirer. The name of TimeOne, Inc. was changed to SunGlobe Fiber Systems Corporation effective on July 6, 2000. The Company, a subsidiary of SunGlobe Fiber Systems Corporation, changed its name to SGFS Inc., on July 6, 2000 and subsequently changed its name to SG Fiber Co. effective July 11, 2000. The Company did not recognize any gain or loss as a result of the merger.

     In connection with the merger, SunGlobe Telecom, Inc., the sole shareholder of the Company prior to the merger, has an agreement to give 404,165 shares of the above mentioned newly issued shares to a third party as a finder's fee. SunGlobe Fiber Systems Corporation paid $225,000 in cash to third parties as finder's fees in connection with the merger.

NOTE C - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the period ending December 31, 2000. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 8-K/A filed by the Company.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
              FOR THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

NOTE C - BASIS OF PRESENTATION - Continued

     General and Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Island Sun Communications Corporation. All significant intercompany balances and transactions are eliminated in consolidation.

     Property and Equipment

     Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the useful life of the assets are as follows:

                                                                     Years
                                                                     -----
              Computer Equipment                                       5
              Construction-in-process on
                Maya-1 Cable System                                   15
              Office Furniture                                         7

     Depreciation begins when the assets are put in service.

NOTE D - NOTE PAYABLE

     At March 16, 2000, the Company obtained a $200,000 unsecured loan from TimeOne, Inc. bearing interest at the prime rate. The maturity date of the note was May 31, 2000. The note and accrued interest were cancelled subsequent to June 30, 2000 as part of the transaction on July 3, 2000 described in Note B.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
              FOR THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                              September 30,     June 30,
                                                                  2000            2000
                                                              ----------        -------
         Computer Equipment                                   $   13,558        $13,558
         Construction in process on
           Maya-1 Cable System                                 1,196,671          4,990
         Office Furniture                                          1,972          1,972
                                                              ----------        -------
                                                               1,212,201         20,520
         Accumulated depreciated and amortization                 (2,494)        (1,247)
                                                              ----------        -------
                                                              $1,209,707        $19,273
                                                              ==========        =======

NOTE F - RELATED PARTY TRANSACTIONS

     On March 14, 2000, the Company signed a management agreement with SunGlobe Telecom, Inc., the majority shareholder, for $25,000 a month to pay for office space, equipment and personnel. The agreement was for 90 days and renewed on a month-to-month basis. In August 2000, this agreement was modified and increased to $45,000 a month. The term of the new agreement is 90 days and automatically renewed unless cancellation is received in writing by the 20th day of the prior month. Total expensed to SunGlobe Telecom were $115,000 for the quarter ended September 30, 2000 and $210,000 for the period from March 3, 2000 (date of inception) through September 30, 2000. The amount owed by the Company to SunGlobe Telecom was $36,214 at September 30, 2000 and $82,513 at June 30, 2000. The related party payable balances include $32,514 of legal expenses paid by SunGlobe Telecom on behalf of the Company.

NOTE G - COMMITMENTS AND CONTINGENCIES

     The Maya-1 Agreement calls for the Company to purchase a 0.67% ownership interest and make a pro rata contribution to the development costs of the system based on its ownership percentage. The Company is also responsible for a share of the operation and maintenance costs of the Maya-1 system, at 0.58% of these total costs.

                                                                     (continued)

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
              FOR THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

     On September 22, 2000, the Company committed to a one year agreement for the use of one DS 3 IPL/clear line from San Juan, Puerto Rico to Miami, Florida at a cost of $95,000 per month. The Company's management projects that the service and payments will begin in January 2001.

     Employment Agreement

     The Company has an employment agreement dated July 3, 2000 with the President and Chief Executive Officer in which the Company shall pay an annual salary of $150,000, adjusted in the future for increases based on a cost of living factor. The President and Chief Executive Officer is also eligible to participate in a bonus plan.

     In addition, the Company issued 396,000 stock options to the President and Chief Executive Officer with an exercise price of $5.00 which vest over a 3 year period. As the stock option strike price is less than the market value at the stock option grant date, the Company will record a total of $656,000 of stock option expense over a three year period. The Company recorded $55,000 of stock option compensation expense in the three month period ending September 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         All references to "we", "us", the "company" and "SunGlobe" mean SunGlobe Fiber Systems Corporation, including subsidiaries and predecessors, except where it is clear that the term refers only to SunGlobe Fiber Systems Corporation

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in the following "Management's Discussion and Analysis or Plan of Operations" and elsewhere herein that are not statements or descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Words such as "expect," "intends," "believes," "plans," "anticipates" and "likely" also identify forward-looking statements. All forward-looking statements are based on current facts and analyses. Actual results may differ materially from those currently anticipated due to a number of factors including, but not limited to, future capital needs, competition, the need for market acceptance, dependence upon third parties, disruption of vital infrastructure, government regulation and other risks. Additional information on factors that may affect our business and financial results can be found in our filings with the Securities and Exchange Commission. All forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

SunGlobe Fiber Systems Corporation is a developing connectivity network company designed to transition Latin America, the Caribbean basin and many other emerging countries of the world into the cyber-technological expansion of 21st century communications.

A significant link in this planned intricately woven communications chain is our strategic entry into the Maya-1 consortium. Maya-1 is a 4400 Km. (2,734 miles) optical fiber submarine cable system providing major telecommunications linkage between the United States, Latin America and the Caribbean. The system is designed to support emerging technologies for the rapidly expanding Internet and broadband technologies. The cable system originates in Hollywood, Florida, and stretches as far southward as Tolu, Columbia in South America.

Maya-1 is supported by a membership group that includes AT&T, MCI, Sprint, Teleglobe, RACSA, ICE, Hondutel, Telmex, BellSouth and Cable & Wireless.

The system became operation on October 23rd 2000 and is capable of providing service to the United States, Mexico, Honduras, the Cayman Islands, Costa Rica, Panama and Columbia.

Our ownership interest in the Maya-1 system gives us access to Latin American and Caribbean markets. We believe that this ownership interest will strategically position us to be in the forefront of this rapidly growing, multi-billion dollar telecommunications market.

Our investment in Maya-1 is part of a broader strategy to service the entire Latin America and Caribbean regions with fiber optic, wireless and satellite-based technologies for the fast and reliable delivery of Internet, voice and digital video through a developing network of affiliates. Our target clients in these markets include government, commercial and private establishments including banks, hotels and schools; wholesale and retail providers of internet, telephony, and video service; as well as other service companies which are expected to utilize this new technology to bringing the consumer into the era of cyber proficiency.

MERGER

On July 3, 2000, we completed a merger with SG Fiber Co. ("SGFS"), now our subsidiary. Prior to the merger, SGFS was a wholly owned subsidiary of SunGlobe Telecom, Inc., a Florida corporation ("Telecom"), 71% of the capital stock of which is owned by Barry H. Pasternak. Pursuant to the merger agreement, Telecom transferred all of the capital stock of SGFS to the Company in exchange for 8,083,292 newly issued shares of the Company's common stock.

CASH

As of September 30, 2000, the Company had cash and cash equivalents of $903,081.

RESULTS OF OPERATIONS

The discussion below relates to results of operations from March 3, 2000 (Inception) to September 30, 2000. During such period, the Company, which is in the development stage, had no revenues. Net loss was $1,291,047, including loss of $838,863 during the three months ended September 30, 2000.

General and Administrative Expenses

General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, facilities, information technology and human resources. We have incurred general and administrative costs and expenses of $417,151 from the inception of SGFS on March 3, 2000 through September 30, 2000. The majority of these expenses consisted of office expenses, travel, consulting fees, and legal. We expect that general and administrative expenses will increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations.

Merger Costs

Merger costs of $619,579 since March 3, 2000 include $300,000 for finder's fees expenses and the balance in legal fees related to the merger, which is a one-time expense, incurred during the quarter ending September 30, 2000.

Management Fees

In March 2000 we entered into a management agreement with our majority shareholder, Telecom, for the provision by Telecom of office space, equipment and personnel services. In August 2000, the agreement was renewed and amended and the management fee was increased from $25,000 to $45,000 per month. The amount owed to Telecom at September 30, 2000 was $36,214, which includes the payment by Telecom of legal expenses totaling $32,514 on our behalf.

Stock Option Compensation Expense

Pursuant to the terms of an employment agreement with Barry H. Pasternak regarding his role as the President and Chief Executive Officer of the Company, we issued 396,000 stock options to Pasternak with an exercise price of $5.00, which shall vest over a 3-year period. Because the stock option strike price is less than the market value of the stock at the stock option grant date, we recorded $55,000 of stock option compensation expense in the three month period ending September 30, 2000.

Interest Income

For the three month period ended September 30, 2000, interest income earned was $13,177 related to interest earned on the cash balance maintained in our corporate bank account.

Income Taxes

We are a development stage company and have not generated taxable income since inception; as a result, a provision for income taxes has not been reflected.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital and liquidity needs are related to the development of our infrastructure, which mainly consists of the purchase of undersea fiber optic systems. At September 30, 2000, we had cash assets of $903,081. However, the Company has received two invoices totaling $1,151,554 for our share of construction costs for the Maya-1 Cable System. The amount is included in accounts payable and fixed assets on the Company's September 30, 2000 balance sheet. These invoices were due on October 5, 2000 and as of November 14, 2000 have not yet been paid. According to the Maya-1 agreement, interest accrues on the unpaid balance at 200% of the prime rate. In addition to our ownership interest in the Maya-1 system, we have signed an agreement to lease capacity on the Americas-2 undersea fiber cable system at a monthly expense of $95,000, which is scheduled to commence in January 2001. Additional needs are for our sales and marketing activities, research and development expenses, and general working capital needs. Since we place a major emphasis on expanding our network infrastructure, we plan to seek to meet a portion of our capital needs through vendor capital leases and other equipment financing. The Company also plans to raise additional funds through debt and/or equity private placements. We are also exploring the possibility of bank financing. There can be no assurance that we will be able to arrange for vendor capital leases, other equipment financing, private placements and/or bank financing on terms favorable to the Company or in a sufficient amount, if at all. The failure to make such arrangements would have a material adverse affect on our ability to fulfill our contractual commitments and implement our business plan.

                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 3, 2000, we issued 8,083,292 shares of common stock of the Company to SunGlobe Telecom, Inc. in exchange for all of the outstanding shares of common stock of SG Fiber Co., a Delaware corporation, pursuant to the terms of the merger agreement between us, SunGlobe Acquisition, Inc. and SG Fiber Co. The issuance of the securities was exempt from the registration requirements of the Securities Exchange Act of 1933, as amended (the "Act") pursuant to Regulation D of the Act.

On the same date we executed an employment agreement with Barry H. Pasternak pursuant to which he assumed the role of the President and Chief Executive Officer of the Company and received compensation which included 396,000 stock options, with an exercise price of $5.00 and scheduled to vest over a 3 year period.

ITEM 5.  OTHER INFORMATION

On August 1st, 2000 our subsidiary, Island Sun Communications Corp., executed a release agreement that terminated its lease and option agreement relating to a tract of undeveloped land in Campo Rico, Puerto Rico.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

      (a) Exhibits.

          27. Financial Data Schedule.

      (b) Reports on Form 8-K.
          The Company filed the following reports on Form 8-K during the period of July 1, 2000 through September 30, 2000:

          (1) Current Report on Form 8-K dated July 12, 2000 regarding the merger of SunGlobe Fiber Systems Corporation and TimeOne, Inc.

          (2) Current Report on Form 8-K/A dated September 19, 2000 amending Form 8-K dated July 12, 2000.

          (3) Current Report on Form 8-K dated September 27, 2000 regarding the dismissal of the Company's accountants.

          (4) Current Report on Form 8-K dated October 12, 2000 regarding the Company's retention of new accountants.

Exhibit Index

         27.      Financial Data Schedule.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SunGlobe Fiber Systems Corporation
                                           (A Development Stage Company)

Date: November 14, 2000                    By: /s/ Barry H. Pasternak
                                              --------------------------------
                                              Barry H. Pasternak
                                              President and CEO
                                              (Acting Chief Financial Officer)