Form 10KSB40
period 2000-12-31
SUNGLOBE FIBER SYSTEMS CORP
filed 2001-04-17
CIK 350133

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                        Commission file number 2-70345-NY
                        ---------------------------------

                       SUNGLOBE FIBER SYSYTEMS CORPORATION
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
                                     ------
                         (State or other jurisdiction of
                         incorporation or organization)


                                   88-0182534
                                   ----------
                                (I.R.S. employer
                               identification No.)

          1550 Sawgrass Corporate Parkway Suite 370, Sunrise, FL 33323
          ------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (954) 838-0527

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                         Common Stock $0.0001 Par Value
                         ------------------------------
                                 Title of Class

         Securities registered pursuant to Section 12(g) of the Exchange Act:
None Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No____.


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         The Issuer had no revenue for the fiscal year ending December 31, 2000.

         As of December 31, 2000, 15,849,592 shares of the Issuer's common stock were issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1. DESCRIPTION OF BUSINESS

All references to "we", "us", the "company" and "SunGlobe" mean SunGlobe Fiber Systems Corporation, including subsidiaries and predecessors, except where it is clear that the term refers only to SunGlobe Fiber Systems Corporation.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
------------------------------------------------

Statements contained in the following "Management's Discussion and Analysis or Plan of Operations" and elsewhere herein that are not statements or descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Words such as "except", "intends", "believes", "plans", "anticipates" and "likely" also identify forward-looking statements. All forward-looking statements are based on current facts and analyses. Actual results may differ materially from those currently anticipated due to a number of factors including, but not limited to, future capital needs, competition, the need for market acceptance, dependence upon third parties, disruption of vital infrastructure, government regulation and other risks. Additional information on factors that may affect our business and financial results can be found in our filings with the Securities and Exchange Commission. All forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW
--------

SunGlobe Fiber Systems Corporation and Subsidiary (the "Company") was originally incorporated as a Delaware corporation on March 3, 2000. The Company is in the fiber optics telecommunication industry. Principle offices are located at 1550 Sawgrass Corporate Parkway, Suite 370, Sunrise, Florida, 33323, USA; with representative offices in Carolina San Juan, Puerto Rico; and Panama City, Panama. In this report, SunGlobe Fiber Systems Corporation is referred to as "SGFS," "SunGlobe" or the "Company."

SGFS's principal shareholder is SunGlobe Telecom, Inc. (SGTI), a privately held Interexchange Carrier (IXC) incorporated under the laws of the State of Florida.

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

The Company has an agreement with Maya-1 Cable System Consortium ("Maya-1"), a submarine fiber cable system, pursuant to which it has purchased a 0.67% ownership interest and contributed to the development costs of the system based on its ownership percentage. Maya-1 will provide fiber optics telecommunications capacity between the United States, Mexico, Honduras, Costa Rica, Panama, Colombia and the Cayman Islands. The system originally was scheduled to become operational in the third quarter of 2000 but due to certain factors beyond the Company's control, the system's start date was delayed.

To date the Company has no revenues from Maya-1 and expects to continue to incur significant development, construction, sales, marketing, and administrative expenses before any revenues are achieved. The Company will be subject to federal, state and local regulation in the United States and abroad to obtain rights to utilize underground conduit and aerial pole space and other rights-of-way, as well as, fiber and satellite capacity from other entities.

The mission of SGFS is to become a Zero Tier provider of telecommunications services, on a global scale, to international carriers (a "Carrier's Carrier").

SGFS will provide global common carrier telecommunications services for the transmission and reception of voice, data and video utilizing international and domestic fiber optic cable and satellite systems. As a provider of international telecommunications services, SGFS has secured authorization from the FCC under section 214 of the Federal Communications Act, as amended, to establish and operate international lines of communication. As of December 31, 2000 the company had four employees.

Industry and Competitive Business Conditions
--------------------------------------------

The telecommunications industry in Latin America will continue to substantially grow over the next ten years as stated by the research organization Strategis Group. The need for fiber optic and wireless capacity is the foundation for this growth. Market studies indicate that the ability to communicate will be the catalyst for further development of the middle class. With the addition of multimedia, telemedicine and distance learning requirements, combined with the simplicity of the Internet, the demand for bandwidth and capacity will be the impetus to provide these services not currently available in portions of Latin America. With the developing middle class structure, revenues will be generated due to the demand for these specialized services and the public's ability to pay for them. In the past, only the very rich could participate due to the high cost, thereby excluding a major portion of the population from access to telecommunications technology.

In the design of the SunPac Network(TM), the use of satellite and fiber optic services are combined to offer a seamless network for the delivery of data service in the Americas. By combining the network with the NAP in Panama, SunGlobe will be the first to offer a full complement of voice and data services as a package. This package will include co-location and direct connection to the Internet as solutions for both major cities and rural telephony directly from within the region.

The major competitors are major fiber carriers or primary satellite carriers. Each is trying to get into the others' business. Cable and Wireless, TeleGlobe, France Telecom, TelPan, ComSat, Lockheed Martin, and Loral have all announced plans for competitive ventures into the market. A major factor in the telecom industry is that many of our largest competitors often become our best clients. Telecom works on survival and that is provided through redundancy.

Regulatory Situation
--------------------

In each of the countries that SunGlobe operates, the local governments require various licenses and authorizations. SunGlobe is currently finalizing authority to service Costa Rica, Ecuador, El Salvador, and Panama. In Costa Rica, Panama, Cayman Islands, and Honduras privatization of the telecom industry has not been completed. SunGlobe has been working directly with current monopoly operators to agree upon "international settlements" (fees agreed for voice and data service between countries).

Over the next five years almost all countries in the Latin American region will have implemented plans for competition or the establishment of cooperative agreements to further bring new service into the market.

The current political climate varies from country to country in Latin America. Licensing and the authority to operate are time and resource demanding. The process often takes much longer than projected, and requires both political and cultural understanding.

ITEM 2. DESCRIPTION OF PROPERTY

SGFS leases executive and administrative office space from SunGlobe Telecom, its principal shareholder, at its headquarters at 1550 Sawgrass Corporate Parkway, Suite 370 Sunrise, Florida 33323, U.S.A. SGFS is in negotiations to lease space in Miami, Florida. This location will allow the Company to interconnect into a majority of national and international networks.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently subject to any legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

The Company's common stock is currently listed on the NASDAQ Bulletin Board under the symbol "SGFS.OB". The highs and the lows of the stock price were:

         4th Quarter - $4.19 - $1.50

         3rd Quarter - $7.13 - $3.00

Record Holders of Common Stock

The number of record holders of the Registrant's common stock as of December 31, 2000, is 555.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. PLAN OF OPERATIONS

Since the Company has not had any revenues from operations a plan of operations for the next twelve months is provided below.

The Company is presently seeking to secure bank financing together with debt and/or equity financing from private investors, to fund its outstanding Maya-1 obligations, the initial phase of the SunPac Network(TM) and for general corporate purposes. There can be no assurance that such financing will be available on terms satisfactory to the Company or at all.

On December 24th, the company signed a joint venture agreement with MultiHolding Corporation of Panama. The JV is the binding agreement to jointly develop a Network Access Point (NAP) in the Americas. The importance of this agreement is that the Panama NAP is the only announced Carrier Neutral facility in development in the Americas. The NAP, a sixty thousand sq. ft. facility offers direct connect to the Internet without having to come to the U.S. for connection, and permits clients the ability to co-located staff and technical equipment directly at the entry way to the Internet.

Site development for the NAP was started during the first quarter. To this date a general MGR has been employed by NAP Panamericano S.A. the joint venture company. An RFP is being completed by SGFS for the complete technical development of the facility. The initial building being planned for partial operations during the second half of the year.

SunGlobe has been asked by several of its clients (e.g.: ITXC, RACSA & PACIFICTEL) to develop special services utilizing the NAP as a point of presence between several undersea fiber optic cables and a series of satellites that service the region. SGFS will provide the ability to aggregate various clients' services and establish a highly cost effective method of delivering voice and Internet in the region. Through a series of agreements, in development, with partners on the Maya-1 fiber system, SunGlobe will be earning revenues by eliminating the need for on-site client personnel and the expenses of developing its own facilities. SGFS will become the switching, billing and clearinghouse for its clients' services, while providing, at a cost to the client, expert technical contract staff with network management experience and operations certification.

To accomplish these newly developing services, SGFS will require the addition of specialized hardware and software. Funding for these projects will require SGFS to negotiate with major equipment vendors for leasing and financial resources. Cash flow is expected to increase substantially due to the number of clients and the variety of services needed. From the increase of the aforementioned services, SunGlobe expects to generate a positive cash position during the second year of operation.

SGFS is in the process of developing several major projects and a series of newly developed products. Currently in development is an International Banking and Commodities Network. The network will provide digital connectivity between all major banking centers. Included in the plan are locations in the Bahamas, Cayman Islands, Panama, Puerto Rico, Mexico, England, Switzerland, Germany, Hong Kong, Japan and Australia. To complete this network, SGFS will be required to purchase additional capacity on Maya-1, Panam, Global Crossing, ARCOS and SouthernCross undersea fiber optic systems. Funds for this project will be generated by additional equity investment and secured loans from accredited lending institutions.

In addition to the financial network, SunGlobe is exploring the development of an independent consortium undersea fiber optic cable linking the Eastern Caribbean Islands to Puerto Rico and beyond to the U.S. mainland and the NAP in Panama. The system will provide much needed broadband capacity to these islands and provide Internet service similar to that offered in the U.S. mainland. Through the connection of this system to ARCOS and Maya-1, SunGlobe will offer a seamless service to the entire Caribbean and Americas region. Vendors and clients' deposits (with capacity guarantees) will provide funding for this project. The entire program is an extension of SunGlobe's SunPac Network(TM).

As part of SunGlobe's SunPac Network(TM), SGFS is developing facilities in Costa Rica and Ecuador. When Costa Rica is connected to SGFS by the Maya system it will permit a variety of new services to be offered in the Costa Rican market. These products include, private lines, 800 number access, and data and Internet distribution. In Ecuador, SGFS is working with the military and national government to develop fiber optic routes between Ecuador and Panama and then through the NAP to the world. The current plan is to use the Panam cable connected to the Maya-1 system in Panama and then to the Internet backbone, which will extend Ecuador's network at rates that are considerably lower than the current ineffective and more costly methods.

As part of SunPac's Maya program, SGFS is in the process of finalizing delivery of Voice and Internet service using the Costa Rican Public Switched Telephone Network. Different from private line service, this authority permits SGFS to utilize the countrywide network in Costa Rica to offer service.

To develop the NAP and other announced projects, SGFS will be required to purchase various pieces of equipment in the form of routers, switches, multiplexers, modems and a variety of support material. In addition, a substantial amount of test equipment will be required to assure the capability to test circuits, to provide clients the network support and create performance levels in compliance with client's requirements. Equipment purchase funding is expected to be provided for programs presented to SGFS by its equipment vendors.

As SGFS expands in the Latin America region, new staff positions will need to be filled. These include sales, engineering and operations. It is expected that the current staff will be increased by an additional 10 people, establishing a total of 14 by the end of the first year of operations. In addition to employees, SGFS will be utilizing the services of several high profile consultants. Consultants will serve as independent project managers, financial advisors, and strategic planners and provide daily project status reports.

Based on current projects in design and completion of the Maya-1 system interconnect facilities, SGFS looks forward to developing a series of global products once the telecommunications network is fully operational.

RISK FACTORS

Early Stage Company; Risk of Unsuccessful Business Development

We have no business other than SGFS. SGFS, was formed in March 2000, and has no significant operating history to review in evaluating its business. We have no assets other than the minimum investment units purchased in connection with Maya-1 and, through Island Sun, the lease of the Puerto Rico site. We may not succeed in the development of the business opportunities described above due to many factors including, but not limited to, the inability to market bandwidth and capacity, the inability to properly develop the Puerto Rico site, the failure to obtain the proper permits and regulatory licenses and approvals, the inability to raise additional capital required to support development of facilities, the inability to attract an adequate management team and the other factors mentioned below.

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

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company are filed as part of this form 10-KSB are set forth on pages F2 - F15. The report of Grant Thornton LLP, independent certified public accountants, dated March 16, 2001 is at page F1.

Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On October 5, 2000, we retained the accounting firm of Grant Thornton LLP to audit and report on our consolidated financial statements. Our Board of Directors approved this action.

We had engaged Grant Thornton LLP to report on the financial statements of our subsidiary, SG Fiber Co. (formerly known as SunGlobe Fiber Systems Corporation), as of June 30, 2000 and for the period from March 3, 2000 (date of inception) through June 30, 2000 and also to review unaudited pro forma financial information giving effect to the merger of TimeOne, Inc., our predecessor corporation, and SG Fiber Co. in connection with our Form 8-K/A, filed on September 19, 2000, relating to the acquisition of SG Fiber Co.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A. Table 1, below, sets forth the names, ages and positions of the directors and executive officers of SGFS.


     ---------------------------------- -------- --------------------------------------------------------------
     NAME (1)                           AGE      POSITION
     ---------------------------------- -------- --------------------------------------------------------------
     Barry H. Pasternak                 51       Chairman and Chief Executive Officer
     ---------------------------------- -------- --------------------------------------------------------------
     Dr. Abraham S. Fischler            61       Director
     ---------------------------------- -------- --------------------------------------------------------------
     David Singerman                    72       Director
     ---------------------------------- -------- --------------------------------------------------------------
     Rick de Bastos                     64       Director
     ---------------------------------- -------- --------------------------------------------------------------
     Peter Marshall                     67       Director
     ---------------------------------- -------- --------------------------------------------------------------
     David A. Pasternak                 27       Vice President and Chief Operating Officer
     ---------------------------------- -------- --------------------------------------------------------------
     Thomas J. Piehl                    44       Vice President and Chief Technical Officer
     ---------------------------------- -------- --------------------------------------------------------------
     William W.E. Ash III               54       Vice President and Chief Information Officer
     ---------------------------------- -------- --------------------------------------------------------------
     Carol R. Pasternak                 50       Executive Vice President and Director
     ---------------------------------- -------- --------------------------------------------------------------

            (1) In connection with future private equity financing, we expect the size and composition of our Board of Directors may change.

Barry H. Pasternak is a multifaceted communications professional who has been involved in virtually every aspect of voice, data, and video telecommunications development. He is the founder of the Company, as well as the founder (and an officer and director) of its largest shareholder, SunGlobe Telecom, Inc. His career has spanned three decades of industry growth and innovation, including cutting edge satellite communications technology, an area where he has been instrumental in setting industry standards and developing specialized projects. His work has encompassed numerous international ventures that have provided him with a strong understanding of the global marketplace

His experience also includes the development of the first domestic satellite service via high-capacity DS3 circuits (672 simultaneous 64 KBPS circuits); the building of the technical operations center and point of presence for Sprint in Puerto Rico, and the operation of both satellite and fiber-optic networks to the U.S. mainland; the design and development of a wireless communications system between fleet ships and the switched international long distance network for NATO; and the design of the first commercial transportable satellite earth stations for the transmission of news and sports worldwide. Mr. Pasternak also contributed to the early development of V-Sat (very small aperture terminal) satellite systems, which since their global deployment have revolutionized the private delivery of voice, video, Internet, and data.

Mr. Pasternak was a founder of the Caribbean Telecommunications Council (CTC) and served as the technical advisor for CENTR (Caribbean Emergency Network for Telecommunications Recovery). As part of a special task force developed by NETO/EDSAT, Pasternak served as the technical advisor for presentations made by President Clinton dealing with distance learning and tele-medicine at the Summit of the Americas in 1998. Currently, Mr. Pasternak is consulting for BellSouth, designing an integrated satellite network throughout Central and South America.

In July 2000, SGFS entered into a three year employment agreement with Mr. Pasternak to serve as its Chief Executive Officer.

Abraham S. Fischler is President Emeritus and University Professor at Nova Southeastern University in Fort Lauderdale, Florida, and is a director of the Company's largest shareholder SunGlobe Telecom, Inc. He served as President of Nova University from July 1970 to July 1992. He is a past member of the School Board of Broward County. Prior to coming to Nova University in 1966, Dr. Fischler was Professor of Education at the University of California, Berkeley. He began his career in education as a science teacher and earned his Ed. D. degree at Columbia University. He subsequently became Assistant Professor at the Graduate School of Education at Harvard University.

David Singerman recently retired after 50 years as an executive operating his own business in international metal trading. During his tenure, his company became one of the largest exporters of ferrous and non-ferrous metals in Eastern Canada. Mr. Singerman was active for many years in the Bureau International Recyclage, an international association of recycling organizations, rising to the level of Chairman of the Technical Committee.

Ricardo de Bastos is a satellite executive with more than 39 years experience and is now a consultant to his former firm, Orbital Sciences Corporation. Prior to his retirement from Orbital, he was the President of Orbital Communications International and General Manager of the Space Systems Group. His extensive experience includes a career with Astro Space under its RCA, GE, Martin Marietta and Lockheed ownership, and a period as President of CTA Space Systems prior to its acquisition by Orbital. His credentials include profit and loss responsibility for eleven (11) major communications satellite programs.

Mr. de Bastos earned his BME in Aeronautical Mechanical Engineering and his MSME in Mechanical Systems Engineering from Oklahoma State University. He did his postgraduate studies at the Wharton School at the University of Pennsylvania; GE's Executive Program in Crotonville, New York; and Lockheed Martin's Senior Executive Management Course at the University of Maryland.

Peter Marshall has held senior management positions in the international satellite communications and broadcast services industry for the past 30 years - working for the BBC, Visnews, Reuters, INTELSAT, Keystone Communications and GlobeCast (France Telecom).

He retired in 1998 following the completion of France Telecom's acquisition of Keystone and is currently involved in business activities in the USA and Europe, including:

     o Director of GlobeCast (N. Europe) - international video transmission satellite services.
     o Director of Media Exchange International Inc. of Washington DC - internet-based service for buying and selling media content.
     o    Associate - Strategis Consulting Group Inc. of Washington DC.
     o Adviser to Intelcomm Ltd. (UK) and Intelcomm Inc. (Florida) - provider of Internet and mobile communications services.
     o    Member of the Board, Arthur C. Clarke Foundation of the United States.
     o Member of the Advisory Committee, Arthur Clarke Foundation of Great Britain.
     o Ex Officio Member of the Board of the Society of Satellite Professionals International.
     o    Member of the Advisory Board, World Teleport Association.

Peter Marshall is British and worked in senior management positions with the BBC and with Visnews Ltd., the London-based news and communications company. At Visnews, he was successively Executive Editor, General Manager and then CEO during the Company's pioneering development of the use of satellites for international TV transmission. During this period, Reuters became a major shareholder in Visnews and later acquired the company which now operates as Reuters-TV.

In 1986, Peter Marshall moved to Washington DC to become Director of Broadcast Services at INTELSAT, the international satellite consortium. This was a newly-created division in the organization, tasked with developing services for the expanding global broadcasting market.

In 1989, he moved back to the private sector as President of the newly-formed Keystone Communications and was responsible for developing the company's leadership position in the satellite transmission market, which included the acquisition of the broadcast services business of its largest competitor, IDB. He developed international relationships in Asia (with KDD of Japan, Hong Kong Telecom and Korea Telecom) which led to the creation of the "Pacific Skylink" partnership. He also forged the relationship with France Telecom which led first to the development of "Atlantic Skylink", and subsequently to the French involvement as a shareholder and in 1996 to their acquisition of Keystone.

In 1990, Keystone had 85 staff and annual revenues of about $22-million. By the end of 1996, the Company had expanded to over $100-million in revenues, with over 300 staff. The company operated four major teleports in the USA - two on the West coast and two on the East coast - with studio and transmission facilities in New York, Los Angeles and Washington DC, providing a full range of domestic and international video services.

Together with an inventory of 35 leased satellite transponders and its overseas relationships, the Company offered a global transmission network for over 1,000 customers in broadcasting and other video markets. These included almost all of the world's major broadcasters - ABC, CBS, NBC, CNN, BBC, Canal-Plus, NHK, Fuji-TV, Star-TV, Orbit, and HBO are notable examples.

Peter Marshall was Chairman of Britain's Royal Television Society in 1985 and became a Fellow of the Society in 1986. He has been on the Board of the Society of Satellite Professionals International (SSPI) since 1977 and was the Society's President from 1988 to 1993. He is also a member of the International Institute of Communications, a member of the Advisory Board of the World Teleport Association, a member of the Board of the Arthur C. Clarke Foundation of the United States and an adviser to the Arthur C. Clarke Foundation of Great Britain.

David A. Pasternak is the son of the Company's founder and he oversees all day-to-day operations, while continuing to retain his original responsibilities as Director of Information Systems for SunGlobe Telecom, Inc. Prior to his promotion, he was also Chief Technical Officer for SunGlobe Fiber from 1999 to May of 2000.

Mr. Pasternak was President of Island Sun Corporation, a Puerto Rico corporation, which became a subsidiary of the Company in July, 2000. From 1995 to 1999 he was Director of Information Systems for Global Telecom Network, Inc. A graduate of Nova Southeastern University, with a master's degree in Information Systems, he is currently working toward his doctorate. Mr. Pasternak is actively involved in the research, design and implementation of new and legacy technologies aimed at creating hybrid telecommunications solutions. He is also actively researching and designing the applications, which will utilize new technologies to create future infrastructures that will incorporate network management and control, GigaPOP and TeraPOP technologies, the 100% fiber optic backbone network, transparent network allocations, and distance education.

Thomas J. Piehl is responsible for the Company's transmission systems and facilities. Previously, for twenty-three years, he developed his extensive engineering, operation, and maintenance expertise both in the public and private sectors. His specialties include systems and facilities design and construction, VSAT network operations, as well as voice, video, and data network development via fiber and satellite. Mr. Piehl was a major contributor, with Mr. Barry Pasternak, on the development of the first DS3 satellite service. During his tour with the U.S. Air Force, he served as part of the U.S. Strategic Defense Initiative's Defense Satellite Program along with worldwide communication systems integration when assigned to the 485th Electronic Installation Squadron. He was team leader for the installation of a ten-mile, armored cable in the rugged terrain of Greenland and responsible for fifty-six miles of CATV service infrastructure at Yokota Air Base, Japan. He also oversaw as many other direct bury, hardened conduit and span supported cable implementations throughout the northeast United States.

His career in international communications includes five years of service to the Caribbean basin as the Northeast Regional Supervisor of Implementation and Maintenance for GTE Spacenet. While at TCI, he directed the design, construction and maintenance of the New York channel origination, post production and transmission facility. Mr. Piehl has studied engineering at Springfield Technical Community College, Springfield, MA, and the University of the Philippines, Republic of the Philippines. He earned his Business Management degree from Saint Peter's College, Jersey City, New Jersey.

William W. E. Ash III is responsible for the strategic and tactical activities of SunGlobe's communications services. He also brings to SunGlobe a vast experience in circuit and packet services, as well as the designing, administration and maintenance of carrier and customer networks and switching systems. Prior to joining the Company, Mr. Ash had a distinguished career with

BellSouth, during which time he specialized in network and customer based communications systems and services. Previously, he worked for several divisions within AT&T including Lucent, Avaya and Telecordia, as well as Bell of Pennsylvania and Diamond State Telephone Company (now Verizon).

His extensive academic background in engineering was acquired at Cornell University, Penn State, and the Universities of Arizona and New Mexico; and during his military service he developed significant hands-on experience utilizing his scientific and engineering skills.

Carol R. Pasternak As Executive Vice President, Carol R. Pasternak is responsible for Investor Relations, Public Relations and Marketing, Corporate Management, Financial Planning, as well as Legal and Regulatory Coordination. She was directly responsible for the coordination of the financial and legal documentation for the successful completion of SunGlobe's public merger; the development of Corporate Branding and public relations materials, including design of the company's web site; as well as the establishment of Corporate Relations with media and the direction of the Corporate Public Awareness program. She oversees the daily operations of corporate marketing management team and manages Investor Relations and Corporate Information Departments.

Mrs. Pasternak has more than two decades of professional, hands-on experience in broadcasting, telephony, satellite transmission and global networking. She is one of the founding members of the Caribbean Telecommunications Council, as well as a past director. Mrs. Pasternak is also a member of the United States Distance Learning Association and the Pacific Telecommunications Council. Her commitment to the community and education is well known, especially through her involvement in the Association of Women in Communications as President and Education Chapter Coordinator of the Atlantic-Florida Chapter. Under her guidance student mentoring programs have been instituted at Florida International University, Florida-Atlantic University and the University of Central Florida. Mrs. Pasternak is also Executive Vice President of SunGlobe Telecom, Inc.

B. Significant Employees:  None.

C. Family Relationships: Barry H. Pasternak is Chairman and CEO of SunGlobe Fiber Systems Corporation. Carol R. Pasternak, his wife, is a Director and the Executive Vice President. David A. Pasternak, their son, is Vice President and COO.

D. Other: Involvement in Certain Legal Proceedings. None

E. Compliance With Section 16(a). Section 16 of the Securities Exchange Act of 1934 requires the filing of reports for sales of the Companys' common stock made by officers, directors and 10% or greater shareholders. A Form 4 must be filed within 10 days after the end of the calendar month in which a sale or purchase occurred. Based upon review of Forms 4 filed with the Company, those officers and directors were current on all filings related to Form 4.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:


SUMMARY COMPENSATION TABLE

                                                                            Long-Term Compensation
                       Annual Compensation                          Awards                   Payouts
(a)             (b)    (c)         (d)         (e)                  (f)           (g)        (h)       (i)
Name and                                                            Restrict                 LTIP
Principal                                      Other Annual         Stock         Option/    Payouts   All Other
Position        Year   ($)Salary   ($)Bonus    Compensation($)      Awards($)     SAR's (#)  ($)       Compensation ($)
Barry H.
Pasternak
President,
CEO, Chairman   2000   $99,428     $-0-        $-0-                 $-0-          396,000    $-0-      $-0-

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

                                                 Option/SAR Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------------------------
                                                           Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
               (a)                      (b)                               (c)                        (d)             (e)
------------------------------------------------------------------------------------------------------------------------------------
                          Number of Securities Underlying   % of Total Options/SARs Granted   Exercise or Base    Expiration
              Name           Options/SARs Granted (#)         to Employees in Fiscal Year       Price ($/Sh)         Date
------------------------------------------------------------------------------------------------------------------------------------
            Barry H.                  396,000                             100%                      $5.00       7/3/2003
            Pasternak
------------------------------------------------------------------------------------------------------------------------------------

The Company provides health insurance to its employees, including its officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of December 31, 2000 by: (i) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

   Name and Address of Beneficial Owner                      Shares Owned(1)           Percentage Owned
   ------------------------------------                      ---------------           ----------------
   SunGlobe Telecom Inc.
   1550 Sawgrass Corp. Parkway Ste. 370
   Sunrise, FL. 33323                                           8,083,292                   49.44%

   CEDE & Co.
   P.O. Box 222 Bowling Green
   N.Y. N.Y. 10274                                              1,996,626                   12.21%

As of December 31, 2000 there were 15,849,592 shares of the Company's common stock issued and outstanding. Under the rules of the Securities and Exchange Commission and for purposes of the above set forth chart, all shares issuable to the above referenced persons upon the exercise of options and warrants and conversion rights are deemed to be issued and outstanding.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The only parent of the Company, as defined in Rule 12b-2 of the Exchange Act, is SunGlobe Telecom Inc. For information regarding the shareholdings of SunGlobe Telecom Inc., see Item 11.

On March 14, 2000, the Company signed a management agreement with SunGlobe Telecom, Inc., the majority shareholder, for $25,000 a month to pay for office space, equipment and personnel. The agreement was for 90 days and renewed on a month-to-month basis. In August 2000, this agreement was modified and increased to $45,000 a month. The term of the new agreement is 90 days and automatically renewed unless cancellation is received in writing by the 20th day of the prior month. Total expensed and amount paid to SunGlobe Telecom was $350,000 for the period from March 3, 2000 (date of inception) through December 31, 2000. The amount owed by the Company to SunGlobe Telecom was $3,700 at December 31, 2000 for advances made to the Company for stock purchase agreement signed by the President and Chief Executive Officer on April 1, 2000.

In January 2001, the Company loaned SunGlobe Telecom, Inc. $130,000 for a promissory note. The note has a 3-year term and is to be paid at a 6.5% rate of interest per annum. This note offers SGFS the capability to become operational through the use of satellites while backhaul from the Maya-1 landing stations to the major cities were finished.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index.

B. Reports on Form 8-K. The Company filed a report on Form 8-K on October 12, 2000 discussing the change in the registrants certifying accountant.

                             Exhibits to Form 10-KSB

       Exhibit
       Number                         Exhibit

         3.1      Articles of Incorporation - Incorporated by Reference to
                  Exhibit 3.1

         3.2      Bylaws - Incorporated by reference to Exhibit 3.2

         10.1 Employment Agreement, dated July 3,2000 between TimeOne, Inc. and Barry H. Pasternak (Incorporated by reference to Form 10-QSB filed August 14, 2000) Construction and Maintenance Agreement-

         10.2 Maya-1 Cable System (Incorporated by reference to Form 8-K/A filed September 20, 2000)

         10.3 NAP Panamericano S.A. Joint Venture Agreement- Incorporated by Reference to Exhibit 10.3

         16.1 Letter on Change in Certifying Accountant (Incorporated by reference to Form 8-K filed October 12, 2000)

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2001


SunGlobe Fiber Systems Corporation


By/s/ Barry H. Pasternak
  -----------------------
      Barry H. Pasternak
      CEO/President
      Principle Executive Officer
      Director


By/s/ Carol R. Pasternak
  -----------------------
      Carol R. Pasternak
      Executive Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Date                 Title                  Signature
    ----                 -----                  ---------

April 12, 2001        CEO/President        /s/ Barry H. Pasternak
                                           ----------------------
                      and Director         Barry H. Pasternak

April 12, 2001        Executive Vice       /s/ Carol R. Pasternak
                                           ----------------------
                      President            Carol R. Pasternak

                                      INDEX


                                                                        Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F1

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000                  F2

     CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD
       FROM MARCH 3, 2000 (DATE OF INCEPTION) TO DECEMBER 31,
       2000                                                              F3

     CONSOLIDATED STATEMENT OF SHAREHOLDER'S  EQUITY FOR
       THE PERIOD FROM MARCH 3, 2000 (DATE OF  INCEPTION) TO
       DECEMBER 31, 2000                                                 F4

     CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD
       FROM MARCH 3, 2000 (DATE OF INCEPTION) TO DECEMBER 31,
       2000                                                              F5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F6 - F15

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
SunGlobe Fiber Systems Corporation

We have audited the accompanying consolidated balance sheet of SunGlobe Fiber Systems Corporation and Subsidiary (A Development Stage Company) as of December 31, 2000 and the related consolidated statements of operations, consolidated shareholder's equity and consolidated cash flows for the period from March 3, 2000 (date of inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunGlobe Fiber Systems Corporation and Subsidiary (A Development Stage Company) as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the period from March 3, 2000 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,863,284 for the period from March 3, 2000 (date of inception) through December 31, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $1,162,888. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Miami, Florida
March 16, 2000

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000


                                     ASSETS

Current assets
     Cash                                                           $   534,899
     Due from related party                                               2,500
                                                                    -----------

                                                                        537,399

Fixed assets
     Equipment, net                                                   1,240,162
                                                                    -----------

                  Total assets                                      $ 1,777,561
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
     Account payable on Maya-1 cable system, including interest     $ 1,254,853
     Accounts payable and accrued liabilities                           441,734
     Related party payable                                                3,700
                                                                    -----------

                  Total current liabilities                           1,700,287

Shareholders' deficit
     Common stock, par value $0.0001; 100,000,000 shares
       authorized, 15,849,592 issued and outstanding                      1,584
     Additional paid-in capital                                       2,484,974
     Deferred stock option compensation                                (546,000)
     Accumulated deficit during the development stage                (1,863,284)
                                                                    -----------

                                                                         77,274
                                                                    -----------
                                                                    $ 1,777,561
                                                                    ===========



The accompanying notes are an integral part of this statement.

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF OPERATIONS FROM
             MARCH 3, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000



Revenues                                                            $        --
                                                                    -----------

Expenses
     General and administrative                                         746,432

     Merger costs                                                       619,579

     Management agreement with SunGlobe
       Telecom - related party                                          350,000

     Stock option compensation                                          110,000

     Depreciation expense                                                 4,406
                                                                    -----------

                  Loss from operations                               (1,830,417)

Interest expense                                                        (53,833)

Interest income                                                          20,966
                                                                    -----------

                  Loss before income tax benefit                     (1,863,284)

Income tax benefit                                                           --
                                                                    -----------

                  Net loss                                          $(1,863,284)
                                                                    ===========


Loss per share - basic and fully dilutive                           $      (.20)
                                                                    ===========

Weighted average shares outstanding                                   9,520,197
                                                                    ===========



The accompanying notes are an integral part of this statement.

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000



                                 Common Stock           Additional       Deferred
                         ---------------------------      Paid-In      Stock Option      Accumulated
                            Shares          Amount        Capital      Compensation        Deficit           Total
                         -----------     -----------     -----------     -----------      -----------      -----------
Balance at
  March 3, 2000
  (date of inception)            100     $         1     $        99     $        --      $        --      $       100

Merger with
  TimeOne, Inc.
  on July 3, 2000         15,849,492           1,583       1,828,875              --               --        1,830,458

Stock options                     --              --         656,000        (546,000)              --          110,000

Net loss for the
  period                          --              --              --              --       (1,863,284)      (1,863,284)
                         -----------     -----------     -----------     -----------      -----------      -----------

Balance at
Dec 31, 2000              15,849,592     $     1,584     $ 2,484,974     $  (546,000)     $(1,863,284)     $    77,274
                         ===========     ===========     ===========     ===========      ===========      ===========





The accompanying notes are an integral part of this statement.

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000


     Net loss                                                                      $(1,863,284)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Stock option compensation                                                     110,000
         Merged costs paid for in common stock                                          75,000
         Depreciation expense                                                            4,406
         Changes in assets and liabilities:
              Increase in account payable on Maya-1 cable system                        39,072
              Increase in accounts payable and accrued liabilities                     441,734
              Increase in related party payable, net                                     1,200
                                                                                   -----------
                  Net cash used in operating activities                             (1,191,872)
                                                                                   -----------

Cash flows from investing activities:
     Purchase of equipment                                                             (28,787)
                                                                                   -----------
                  Net cash used in investing activities                                (28,787)
                                                                                   -----------

Cash flows from financing activities:
     Proceeds from stock issuance                                                          100
     Proceeds from merger                                                            1,755,458
                                                                                   -----------
                  Net cash provided by financing activities                          1,755,558
                                                                                   -----------

Net increase in cash and cash equivalents                                              534,899

Cash and cash equivalents - beginning of period                                             --
                                                                                   -----------

Cash and cash equivalents - end of period                                          $   534,899
                                                                                   ===========


Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest                                                                  $        --
                                                                                   ===========
         Taxes                                                                     $        --
                                                                                   ===========

Non-cash disclosure:
     The Company issued 396,000 stock options to the President and Chief Executive Officer with an exercise price of $5.00 which vest over a 3 year period. As the stock option strike price is less than the market value at the stock option grant date, the Company recorded $656,000 in additional paid-in capital and deferred stock option compensation.

     The construction in process on Maya-1 Cable System in the amount of $1,215,781 is included in both accounts payable and property and equipment. This amount has not been paid.



The accompanying notes are an integral part of this statement.

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000

NOTE A - NATURE OF COMPANY'S DEVELOPMENT STAGE ACTIVITIES

     SunGlobe Fiber Systems Corporation and Subsidiary (the "Company") was originally incorporated as a Delaware corporation on March 3, 2000. The Company is in the fiber optics telecommunication industry.

     The telecommunications industry is subject to rapid and significant technological change that could materially affect the continued use of fiber optic cable, satellites or the electronics that the Company intends to utilize. The market for telecommunications services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions.

     The fiber optic and satellite systems being utilized or planned to be utilized by the Company are designed to provide continued service for periods in excess of 15 years with no major technological changes. It is understood that the technology used within the fiber and satellite system will significantly change over that period, but equipment purchased in 2000 will be able to support service into the future.

     Nature of Development Stage Activities
     --------------------------------------

     The Company has an agreement with Maya-1 Cable System Consortium ("Maya-1"), a submarine fiber cable system, pursuant to which it has purchased a 0.67% ownership interest and contributed to the development costs of the system based on its ownership percentage. Maya-1 will provide fiber optics telecommunications capacity between the United States, Mexico, Honduras, Costa Rica, Panama, Colombia and the Cayman Islands. The system originally was scheduled to become operational in the third quarter of 2000 but due to certain factors beyond the Company's control, the system's start date was delayed.

     To date the Company has no revenues from Maya-1 and expects to continue to incur significant development, construction, sales, marketing, and administrative expenses before any revenues are achieved. The Company will be subject to federal, state and local regulation in the United States and abroad to obtain rights to utilize underground conduit and aerial pole space and other rights-of-way, as well as, fiber and satellite capacity from other entities.

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000


NOTE B - REALIZATION OF ASSETS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained a net loss of $1,863,284 for the period from March 3, 2000 (date of inception) to December 31, 2000. In addition, at December 31, 2000, the Company's current liabilities exceeded its current assets by $1,162,888.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital. Additional capital is required for the Company to achieve their operating goals. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     In response to the matters described in the preceding paragraphs, management states that a significant portion of its losses to date and accumulated deficit is the result of normal expenses of a start up entity in the industry in which the Company operates. Management believes that on the basis of funds being made available to it by securing additional capital funding either through bank debt or equity raising, the realizations of returns on investments to date in Maya-1 submarine cable system construction and the nonrecurrence of initial start-up and merger costs to the extent previously incurred, that the Company will be able to operate its business in the normal course of business.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General and Principles of Consolidation
     ---------------------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Island Sun Communications Corporation. All significant intercompany balances and transactions are eliminated in consolidation.
                                                                    (continued)

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

     Property and Equipment
     ----------------------

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

     Income Taxes
     ------------

     Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. A valuation allowance is provided against deferred income tax assets to the extent of the likelihood that the deferred tax asset may not be realized.
                                                                    (continued)

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Use of Estimates
     ----------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's operations and ability to grow may be affected by numerous factors, including changes in customer requirements, new laws and governmental regulations and policies, technological advances, entry of new competitors and changes in the willingness of financial institutions and other lenders to provide finance. The Company cannot predict which, if any, of these or other factors might have a significant impact on their industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations.

     Loss Per Share
     --------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding. The total number of such weighted average shares was 9,520,197 for the year ended December 31, 2000. Diluted earnings per common share are based on the assumption that all dilutive potential common shares and dilutive stock options and warrants were not include in common stock equivalents because their inclusion would be antidilutive.

     The following table illustrates the reconciliation of the income and weighted average number of shares of the basis and diluted earnings per share computations

                                                          Year Ended December 31, 2000
                                                          ----------------------------

                                                                     Weighted
                                                                     Average          Per Share
                                                  Net Loss            Share            Amount
                                                 -------------    --------------    -------------
                  Basic loss per share           $(1,863,284)       9,520,197           (.20)

                  Diluted loss per share         $(1,863,284)       9,520,197           (.20)

                                                                     (continued)

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Recently Issued Pronouncement
     -----------------------------

     In June 1998, the FASB issued Statement of Financial Accounting Standards
     (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by FAS No. 138. FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. These statements are effective for all fiscal years beginning after June 15, 2000. Management does not expect these standards to have a significant impact on the Company's operations.

NOTE D - MERGER

     On July 3, 2000, the Company completed a merger with TimeOne, Inc. The merger was effected by the Company selling all of its outstanding capital stock in exchange for 8,083,292 newly issued shares of TimeOne, Inc.'s common stock. For accounting purposes, the acquisition was treated as a recapitalization of the Company with the Company as the acquirer. The name of TimeOne, Inc. was changed to SunGlobe Fiber Systems Corporation effective on July 6, 2000. The Company, a subsidiary of SunGlobe Fiber Systems Corporation, changed its name to SGFS Inc., on July 6, 2000 and subsequently changed its name to SG Fiber Co. effective July 11, 2000. The Company did not recognize any gain or loss as a result of the merger.

     In connection with the merger, SunGlobe Telecom, Inc., the sole shareholder of the Company prior to the merger, has an agreement to give 404,165 shares of the above mentioned newly issued shares to a third party as a finder's fee. SunGlobe Fiber Systems Corporation paid $225,000 in cash to third parties as finder's fees in connection with the merger.

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                  Automobile                                     $       7,500
                  Computer equipment                                    19,315
                  Office furniture                                       1,972
                                                                 -------------

                                                                        28,787

                  Accumulated depreciated and amortization               4,406
                                                                 -------------

                                                                        24,381
                  Construction in process on Maya-1
                    Cable System                                     1,215,781
                                                                 -------------
                                                                 $   1,240,162
                                                                 =============

NOTE F - RELATED PARTY TRANSACTIONS

     On March 14, 2000, the Company signed a management agreement with SunGlobe Telecom, Inc., the majority shareholder, for $25,000 a month to pay for office space, equipment and personnel. The agreement was for 90 days and renewed on a month-to-month basis. In August 2000, this agreement was modified and increased to $45,000 a month. The term of the new agreement is 90 days and automatically renewed unless cancellation is received in writing by the 20th day of the prior month. Total expensed and amount paid to SunGlobe Telecom was $350,000 for the period from March 3, 2000 (date of inception) through December 31, 2000. The amount owed by the Company to SunGlobe Telecom was $3,700 at December 31, 2000 for advances made to the Company for stock purchase agreement signed by the President and Chief Executive Officer on April 1, 2000.

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000


     The company purchased an automobile for $7,500 from the daughter of the President and Chief Executive Officer. The car is being used as a company automobile.

     The due from related party balance at December 31, 2000 related to an advance made to the Chief Operating Officer.


NOTE G - COMMITMENTS AND CONTINGENCIES

     Employment Agreement
     --------------------

     The Company has an employment agreement dated July 3, 2000 with the President and Chief Executive Officer in which the Company shall pay an annual salary of $150,000, adjusted in the future for increases based on a cost of living factor. The President and Chief Executive Officer is also eligible to participate in a bonus plan.

     In addition, the Company issued 396,000 stock options to the President and Chief Executive Officer with an exercise price of $5.00 which vest over a 3 year period. As the stock option strike price is less than the market value at the stock option grant date, the Company will record a total of $656,000 of stock option expense over a three year period. The Company recorded $110,000 of stock option compensation expense in the period ending December 31, 2000.

     Maya -1
     -------

     The Maya-1 agreement calls for the Company to purchase a 0.67% ownership interest and make a pro rata contribution to the development costs of the system based on its ownership percentage. The Company is also responsible for a share of the operation and maintenance costs of the Maya-1 system, at 0.58% of these total costs. The Company has been in default of its full payment for these costs and has incurred finance charges on the amount owing. These interest charges, in addition to the costs incurred outright must be paid in full prior to the Company being granted power on its portion of the submarine cable. If the Company

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

     defaults on their obligations, the Company will lose their ownership of the capacity in the system. These amounts are included in the account payable on Maya-1 cable system and fixed assets on the Company's December 31, 2000 balance sheet. All required communications have been made with the respective consortium partners of the Maya-1 agreement.

     Panama NAP
     ----------

     The Company has entered into an agreement with Multi Holding Corporation
     (MHC), a Cayman Island Corporation located in Panama City, Panama to form a joint venture called NAP Panamerican S.A. On December 28, 2000, both parties have jointly undertaken to design, construct and operate a Network Access Point (NAP) located in the Multicomplex within Panama City, Panama. The NAP, currently under construction, is anticipated to be completed and ready for operation in December 2001.

     MHC will contribute up to $10 million for the construction of this project and have an 85% ownership stake in the Joint Venture. The Company will contribute the preparation of technical expertise for the site, any improvements on the NAP and operation of the NAP and have a 15% ownership stake in the Joint Venture. Additionally, the Company will contribute network technical design, business plan and operating budgets of the NAP, oversight of the technical construction of the NAP, capacity on the undersea fiber optic cables and satellites to support the operation of the NAP, client development and marketing efforts, and any other technical support.

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000

Americas II
-----------

     The capacity for the Americas II cabling system was absorbed prior to the Company's paying any amounts previously committed. The original letter of intent signed was not contractually binding and thus no further commitments exist in relation to this agreement.

NOTE H - INCOME TAXES

     The Company has no current income tax expense as a result of a tax net operating loss for the year ending December 31, 2000.

     The Company has not recorded a deferred tax expense because of a valuation allowance which completely provides for the deferred tax assets.

     The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

                  Statutory federal rate                               34.0 %
                  Increase (decrease) in tax resulting from:
                      State taxes, net of federal tax benefit           3.6 %
                      Valuation allowance                             (37.6)%
                                                                  ---------

                           Effective tax rate                             - %
                                                                  ==========

     Deferred tax assets are comprised of the following at December 31, 2000.

                  Stock compensation                         $        41,000
                  Net operating loss                                 659,000
                                                             ---------------

                      Deferred tax assets                            700,000

                  Less valuation allowance                          (700,000)
                                                             ---------------

                                                             $            -
                                                             ===============

     At December 31, 2000, SunGlobe Fiber had net operating loss carryforwards for federal tax purposes of approximately $1,751,000, expiring in 2020.

                SunGlobe Fiber Systems Corporation and Subsidiary
                          (A Development Stage Company)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              For the Period from March 3, 2000 (Date of Inception)
                            through December 31, 2000

NOTE I - STOCK OPTIONS

     The Company has an employment agreement with Barry Pasternak which allows Mr. Pasternak to purchase shares equal to 2.5% of the Company's issued and outstanding common stock on a fully-diluted basis and is accounted for under APB Opinion 25 and related interpretations. This agreement allows Mr. Pasternak to purchase up to 396,000 shares of common stock. The options have terms of three years and fully vest at the end of the three years.

     Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and earnings
     (loss) per share would have been reduced to the proforma amounts indicated below.

                           Net income (loss)
                               As reported                  $    (1,863,284)
                               Pro forma                         (2,338,044)

                           Primary earnings (loss)
                             per share
                               As reported                  $          (.20)
                               Pro forma                               (.25)

     The fair value of each option grant is estimated on the date of grant using the binomial options-pricing model with the following weighted-average assumptions used for grants in 2000: expected volatility of 110 percent; risk-free interest rate of 6.75 percent and expected life of three years. The average fair value of options granted during the year was estimated to be $4.43.

NOTE J - SUBSEQUENT EVENTS

     In January 2001, the Company loaned SunGlobe Telecom, Inc. $130,000 for a promissory note. The note has a 3-year term and is to be paid at a 6.5% rate of interest per annum.