Form 10QSB
period 2001-03-31
SUNGLOBE FIBER SYSTEMS CORP
filed 2001-05-25
CIK 350133

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED March 31, 2001
                         COMMISSION FILE NO. 2-70345-NY.

                       SUNGLOBE FIBER SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its Charter)




           Delaware                                       88-0182534
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                     Identification Number)


                   1550 Sawgrass Corporate Parkway, Suite 370
                                Sunrise, FL 33323
                    (Address of Principal Executive Offices)

                                 (954) 835-0035
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes:  X  No:

                               (2) Yes:  X  No:

              Number of Shares Outstanding as of March 31, 2001:
                        15,849,592 shares of common stock

                    Page 1 of 15 consecutively numbered pages.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         SunGlobe Fiber Systems Corporation, a development stage company,("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of March 31, 2001 and the related unaudited statements of income, stockholders' equity, and cash flows for the three month periods ended March 31, 2001. The unaudited financial statements included in this report on Form 10-QSB have been prepared by the Company. In the opinion of the management of the Company, the financial statements fairly present the financial condition of the Company.


                                      INDEX



FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET AS OF March 31, 2001 and
     December 31, 2000 (UNAUDITED)                                    3

     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
     THE THREE MONTHS ENDED March 31, 2001 and March 31, 2000         4

     UNAUDITED STATEMENT OF SHAREHOLDER'S EQUITY FOR
     THE PERIOD FROM January 1, 2001 TO March 31, 2001                5

     UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS AS OF
     March 31, 2001 AND March 31, 2000                                6

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS         7 - 9

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  March 31, 2001    December 31, 2000
                                                                                       ----                ----
                                                                                   (Unaudited)

Current assets
     Cash                                                                          $    89,532         $   534,899
     Due from related party                                                                  0               2,500
Fixed assets
     Equipment, net                                                                  1,265,857           1,240,162
     Note Receivable-related party                                                     130,000                   0
     Other Assets                                                                       10,750                   0
                                                                                   -----------         -----------
          Total assets                                                             $ 1,496,139         $ 1,777,561
                                                                                   ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable on Maya-1 cable system,including interest $ 1,315,692          1,254,853
     Accounts Payable and Accrued Liabilities                                          489,552             441,734
     Related party payable                                                                   0               3,700
                                                                                   -----------         -----------
                  Total current liabilities                                          1,805,244           1,700,287

Shareholders' equity
  Common stock, par value $0.0001; 100,000,000 shares
    authorized, 15,849,592 issued and outstanding
    at March 31, 2001 and December 31,2000                                               1,584               1,584
    Additional paid-in capital                                                       2,484,974           2,484,974
    Deferred stock option compensation                                                (491,000)           (546,000)
    Acc. deficit during development stage                                           (2,304,663)         (1,863,284)
                                                                                   -----------         -----------
                                                                                      (309,105)             77,274
                                                                                   -----------         -----------
                                                                                   $ 1,496,139         $ 1,777,561
                                                                                   ===========         ===========


The accompanying notes are an integral part of these statements.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED March 31, 2001 AND March 31, 2000



                                                  March 31             March 31
                                                    2001                 2000
                                                    ----                 ----
Revenues                                        $          0         $          0
                                                ------------         ------------
Expenses
     General and administrative                      195,115               25,000
     Management agreement with SunGlobe
       Telecom - related party                       135,000               12,500
     Stock option compensation                        55,000
     Finance Charges- Maya 1                          56,403
     Depreciation expense                              2,600
                                                ------------         ------------
                Loss from operations                (444,118)             (37,500)
Interest income                                        2,739                    0
                                                ------------         ------------
          Loss before income tax benefit            (441,379)             (37,500)
Income tax benefit                                         0                    0
                                                ------------         ------------
                  Net loss                      $   (441,379)             (37,500)
                                                ============         ============
Loss per share                                  $      (0.03)        $       (375)
                                                ============         ============
Weighted average shares outstanding               15,849,592                  100
                                                ============         ============

The accompanying notes are an integral part of these statements.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

               FOR THE PERIOD FROM DECEMBER 31,2000 MARCH 31, 2001

                        Common Stock           Additional      Deferred
                   -------------------------     Paid-In     Stock Option   Accumulated
                      Shares        Amount       Capital     Compensation     Deficit        Total
                   -----------   -----------   -----------   -----------    -----------      -----
Balance at
  Dec 31, 2000      15,849,592   $     1,584   $ 2,484,974   $  (546,000)   $(1,863,284)   $    77,274

Stock options               --            --            --        55,000             --    $    55,000
Net loss for the
  period                    --            --            --            --    $  (441,379)   $  (441,379)
                   -----------   -----------   -----------   -----------    -----------    -----------
Balance at
  Mar 31, 2001      15,849,592   $     1,584   $ 2,484,974   $  (491,000)   $(2,304,663)   $  (309,105)
                   ===========   ===========   ===========   ===========    ===========    ===========


The accompanying notes are an integral part of this statement.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE PERIOD FROM MARCH 31, 2001 and MARCH 31, 2000

                                                             March 31,     March 31,
                                                               2001          2000
                                                            -----------  -----------
Cash flows from operating activities:
     Net loss                                               $(441,379)   $ (37,500)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Stock option compensation                             55,000            0
         Depreciation expense                                   2,600            0
         Changes in assets and liabilities:
              Increase in Other assets                        (10,750)     (44,020)
              Increase in account payable on Maya-1            60,839            0
              Increase in accounts payable                     47,818        3,608
              Decrease in related party payable                (1,200)           0

                  Net cash used in operating activities      (287,072)     (77,912)
                                                            ---------    ---------
Cash flows from investing activities:
     Note to related party                                   (130,000)           0
     Purchase of equipment                                    (28,295)           0
                                                            ---------    ---------
                  Net cash used in investing activities      (158,295)           0
                                                            ---------    ---------
Cash flows from financing activities:
               Loan proceeds from TimeOne Inc.                      0      200,000
               Net cash provided by financing activities            0          100
                                                            ---------    ---------
               Total Cash Flows from Financing Activities           0      200,100
                                                            ---------    ---------

Net increase in cash and cash equivalents                    (445,367)     122,188
Cash and cash equivalents - beginning of period               534,899            0
                                                            ---------    ---------
Cash and cash equivalents - end of period                   $  89,532    $ 122,188
                                                            =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest                                           $       0    $       0
                                                            =========    =========
         Taxes                                              $       0    $       0
                                                            =========    =========

The accompanying notes are an integral part of these statements.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED March 31, 2001

NOTE A - NATURE OF COMPANY'S DEVELOPMENT STAGE ACTIVITIES

SunGlobe Fiber Systems Corporation and Subsidiary (the "Company") was originally incorporated as a Delaware corporation on March 3, 2000. The Company is in the fiber optics telecommunication industry.

The telecommunications industry is subject to rapid and significant technological change that could materially affect the continued use of fiber optic cable, satellites or the electronics that the Company intends to utilize. The market for telecommunication services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions.

The fiber optic and satellite systems being utilized or planned to be utilized by the Company are designed to provide continued service for periods in excess of 15 years with no major technological changes. It is understood that the technology used within the fiber and satellite system will significantly change over that period, but equipment purchased as of March 31,2001 will be able to support service into the future

NOTE B - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained a net loss of $441,379 for the period from January 1, 2001 to March 31, 2001. In addition, at March 31, 2001, the Company's current liabilities exceeded its current assets by $1,715,713.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates.
Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at March 31, 2001 has been derived from the unaudited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     General and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Island Sun Communications Corporation. All significant intercompany balances and transactions are eliminated in consolidation.

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                        March 31,
                                                           2001
                                                        ----------
       Automobile                                            7,500
       Computer Equipment                               $   42,875
       Construction in process on
         Maya-1 Cable System                             1,220,216
       Office Furniture                                      2,272
                                                        ----------
                                                         1,272,863
       Acc. depreciated and amortization                    (7,006)
                                                        ----------
                                                        $1,265,857
                                                        ==========

NOTE E - RELATED PARTY TRANSACTIONS

In January 2001, the Company loaned SunGlobe Telecom, Inc. $130,000 for a promissory note. The note has a 3-year term and is to be paid at a 6.5% rate of interest per annum.

                SUNGLOBE FIBER SYSTEMS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    FOR THE THREE MONTHS ENDED March 31, 2001



NOTE F - COMMITMENTS AND CONTINGENCIES

The Maya-1 Agreement calls for the Company to purchase a 0.67% ownership interest and make a pro rata contribution to the development costs of the system based on its ownership percentage. The Company is also responsible for a share of the operation and maintenance costs of the Maya-1 system, at 0.58% of these total costs. The company currently has until the next Maya -1 General Committee meeting to meet its obligations. The meeting will be held sometime in August or September.

Employment Agreement

The Company has an employment agreement dated July 3, 2000 with the President and Chief Executive Officer in which the Company shall pay an annual salary of $150,000, adjusted in the future for increases based on a cost of living factor. The President and Chief Executive Officer is also eligible to participate in a bonus plan.

In addition, the Company issued 396,000 stock options to the President and Chief Executive Officer with an exercise price of $5.00 which vest over a 3 year period. As the stock option strike price is less than the market value at the stock option grant date, the Company will record a total of $656,000 of stock option expense over a three year period. The Company recorded $55,000 of stock option compensation expense in the three month period ending March 31, 2001.


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

PLAN OF OPERATIONS

The Company is presently seeking to secure bank financing together with debt and/or equity financing from private investors, to fund its outstanding Maya-1 obligations, the initial phase of the SunPac Network(TM) and for general corporate purposes. There can be no assurance that such financing will be available on terms satisfactory to the Company or at all.

On December 24, 2000 the company signed a joint venture agreement with Multi Holding Corporation of Panama. The JV is a binding agreement to jointly develop a Network Access Point (NAP) located in the Americas. The importance of this agreement is that the Panama NAP is the only announced Carrier Neutral facility in development in the Americas. The NAP, a sixty thousand sq. ft. facility offers direct connect to the Internet without having to come to the U.S. for connection, and permits clients the ability to co-located staff and technical equipment directly at the entryway to the Internet.

Marketing for the NAP has begun and initial service is scheduled for late fourth quarter of 2001.

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

To accomplish these newly developing services, SGFS will require the addition of specialized hardware and software. Funding for these projects will require SGFS to negotiate with major equipment vendors for leasing and financial resources. Cash flow is expected to increase substantially due to the number of clients and the variety of services needed. From the increase of the aforementioned services, SunGlobe expects to generate a positive cash position early in the second year of operation.

SGFS is in the process of developing several major projects and a series of newly developed products. Currently in development is an International Banking and Commodities Network. The network will provide digital connectivity between all major banking centers. Included in the plan are locations in the Bahamas, Cayman Islands, Panama, Puerto Rico, Mexico, England, Switzerland, Germany, Hong Kong, Japan and Australia. To complete this network, SGFS will be required to purchase additional capacity on Maya-1, Panam, Global Crossing, ARCOS and Southern Cross undersea fiber optic systems. Funds for this project will be generated by additional equity investment and secured loans from accredited lending institutions.

In addition to the financial network, SunGlobe is exploring the development of an independent consortium undersea fiber optic cable linking the Eastern Caribbean Islands to Puerto Rico and beyond to the U.S. mainland and the NAP in Panama. The system will provide much needed broadband capacity to these islands and provide Internet service similar to that, which is offered on the U.S. mainland. Through the connection of this system to ARCOS and Maya-1, SunGlobe will offer a seamless service to the entire Caribbean and Americas region. Vendors and clients' deposits (with capacity guarantees) will provide funding for this project. The entire program is an extension of SunGlobe's SunPac Network(TM).

As part of SunGlobe's SunPac Network(TM), SGFS is developing facilities in Costa Rica and Ecuador. When Costa Rica is connected to SGFS via the Maya system it will permit a variety of new services to be offered in the Costa Rican market. These products include private lines, 800 number access, and data and Internet distribution. In Ecuador, SGFS is working with the military and national government to develop fiber optic routes between Ecuador and Panama and then through the NAP to the world. The current plan is to use the PanAm cable connected to the Maya-1 system in Panama and then to the Internet backbone, which will extend Ecuador's network at rates that are considerably lower than the current ineffective and more costly methods.

As part of SunPac's Maya program, SGFS is in the process of finalizing delivery of Voice and Internet service using the Costa Rican Public Switched Telephone Network. Different from private line service, this authority permits SGFS to utilize the countrywide network in Costa Rica to offer service.

The NAP, combined with the announced fiber optic systems, comprises the primary delivery system developed by SunGlobe. As SunGlobe establishes authority to "land" services in the Americas, it has become evident that terrestrial fiber optic facilities within service areas are not sufficient to distribute the new capacity brought in by the undersea cables. To provide a total delivery system and combination of satellite and fiber optic networks needs to be deployed. Working with SGFS's largest shareholder, SunGlobe Telecom, Inc., a new, diverse delivery system has been developed. Service to the region is separated into two delivery methods. Areas able to be served by fiber optic cable are sent on fiber those that cannot are sent via satellite.

To develop the NAP and other announced projects, SGFS will be required to purchase various pieces of equipment in the form of routers, switches, multiplexers, modems and a variety of support materiel. In addition, a substantial amount of test equipment will be required to assure the capability to test circuits, to provide network support and create performance levels in compliance with clients' requirements. Equipment purchase funding is will be provided through programs presented to SGFS by its equipment vendors.

As SGFS expands in the Latin America region, new staff positions will need to be filled. These include sales, engineering and operations. It is expected that the current staff will be increased by an additional 10 people, establishing a total of 20 by the end of the year. In addition to employees, SGFS will be utilizing the services of several high profile consultants. Consultants will serve as independent project managers, financial advisors, and strategic planners and will be responsible for providing project status reports.

On May 17, 2001, SGFS announced plans to merge with SunGlobe Telecom, Inc. SunGlobe Fiber is in the process of conducting an independent due diligence of SunGlobe Telecom in order to evaluate the suitability of the two companies and to establish a timeline to complete the proposed merger. Subsequently, SGTI would provide SGFS with a team of experts in all areas of transmission and product development. SGTI already provides a full compliment of telecommunications services and brings with it such clients as BellSouth, ITXC, and Telintel. Combined with the SGFS fiber network, the proposed merged company would establish itself as a major provider of comprehensive telecommunications solutions. As an operator of the satellite network and an owner of fiber cable, the new SunGlobe would have cost advantages well below Tier 1 carriers.

Under a combined management, SunGlobe will offer other important products into the Latin American market. The founders of SunGlobe are globally recognized for there experience in mobile communications. Developing projects which incorporate thirty years of in-field experience in the delivery of voice, data and video to rural locations. As part of the SunPac Network(TM), SunGlobe will be providing mobile telecom centers that will provide connectivity service to areas not currently served. Centers will be capable of providing Internet, voice and video conferencing. The centers are designed to provide portable learning facilities, telemedicine facilities, long distance pre-paid calling, cellular phone capabilities utilizing portable towers, and emergency services such as a full E-911 center.

With the addition of new products in development by SunGlobe Telecom, Inc. as well as the NAP, SunPac Network(TM), and Mobile Telecom Centers, places SunGlobe as the future leader of telecommunication services throughout the Americas.


CASH

As of March 31, 2001, the Company had cash and cash equivalents of $89,532.

RESULTS OF OPERATIONS

The discussion below relates to results of operations from January 1, 2001 to March 31, 2001. During such period, the Company had no revenues. Net loss was $441,379.

General and Administrative Expenses

General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, facilities, information technology and human resources. We have incurred general and administrative costs and expenses of $195,115 from January 1, 2001 through March 31, 2001. The majority of these expenses consisted of management fees, travel, consulting fees, and legal. We expect that general and administrative expenses will increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations.

Stock Option Compensation Expense

Pursuant to the terms of an employment agreement during the year 2000 with Barry
H. Pasternak regarding his role as the President and Chief Executive Officer of the Company, we issued 396,000 stock options to Mr. Pasternak with an exercise price of $5.00, which shall vest over a 3-year period. Because the stock option strike price is less than the market value of the stock at the stock option grant date, we recorded $55,000 of stock option compensation expense in the three month period ending March 31, 2001.

Interest Income

For the three month period ended March 31, 2001, interest income earned was $2,739 related to interest earned on the cash balance maintained in our corporate bank account.

Income Taxes

As of March 31, 2001 the Company has not generated taxable income; as a result, a provision for income taxes has not been reflected.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital and liquidity needs are related to the development of our infrastructure, which mainly consists of the purchase of undersea fiber optic systems. As of March 31, 2001, we had cash assets of $89,532. However, the Company has received invoices totaling $1,220,216 for our share of construction costs for the Maya-1 Cable System. The amount is included in accounts payable and fixed assets on the Company's March 31, 2001 balance sheet. These invoices were due on October 5, 2000 and as of March 31, 2001 have not yet been paid. According to the Maya-1 agreement, interest accrues on the unpaid balance at 200% of the prime rate.
Additional needs are for our sales and marketing activities, research and development expenses, and general working capital needs. Since we place a major emphasis on expanding our network infrastructure, we plan to seek to meet a portion of our capital needs through vendor capital leases and other equipment financing. The Company also plans to raise additional funds through debt and/or equity private placements. We are also exploring the possibility of bank financing. There can be no assurance that we will be able to arrange for vendor capital leases, other equipment financing, private placements and/or bank financing on terms favorable to the Company or in a sufficient amount, if at all. The failure to make such arrangements would have a material adverse affect on our ability to fulfill our contractual commitments and implement our business plan.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not presently subject to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

On May 17, 2001 the Company announced an approval by the Board of Directors to initiate a corporate merger between SunGlobe Fiber Systems Corporations and SunGlobe Telecom, Inc. The press release was announced through Business Wire.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K


Exhibit Number                                Exhibit                                Sequentially Numbered
                                                                                              Page
3.1             Articles of Incorporation - (Incorporated by to Form 10-KSB          N/A
                December 31, 2000)

3.2             Bylaws - (Incorporated by to Form 10-KSB December 31, 2000)          N/A
                Employment Agreement, dated July 3,2000 between TimeOne, Inc. and
10.1            Barry H. Pasternak (Incorporated by reference to Form 10-QSB filed   N/A
                August 14, 2000)
                Construction and Maintenance Agreement-
10.2            Maya-1 Cable System (Incorporated by reference to Form 8-K/A filed   N/A
                September 20, 2000)
10.3            NAP Panamericano S.A. Joint Venture Agreement - (Incorporated by to  N/A
                Form 10-KSB December 31, 2000)
16.1            Letter on Change in Certifying Accountant (Incorporated by           N/A
                reference to Form 8-K filed October 5, 2000)


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SunGlobe Fiber Systems Corporation
                          (A Development Stage Company)


Date: May 22, 2001                    By: /s/ Barry H. Pasternak
                                       --------------------------------
                                              Barry H. Pasternak
                                              President and CEO
                                              (Chief Financial Officer)